Form 10-Q
period 2012-03-31
SAVIENT PHARMACEUTICALS INC
filed 2012-05-10
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of May 5, 2012 was 72,393,802.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$82,565	$114,094
Short-term investments	48,408	55,694
Accounts receivable, net	5,171	4,737
Inventories, net	11,313	10,924
Prepaid expenses and other current assets	5,246	4,186

Total current assets	152,703	189,635

Property and equipment, net	742	833
Deferred financing costs, net	3,886	4,068
Restricted cash	2,780	2,580

Total assets	$160,111	$197,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,843	$7,046
Deferred revenues	460	414
Accrued interest on Convertible Notes	1,912	4,643
Other current liabilities	17,007	17,962

Total current liabilities	24,222	30,065

Convertible Notes, net of discount of $52,889 at March 31, 2012 and $54,542 at December 31, 2011	177,111	175,458
Other liabilities	1	3
Commitments and contingencies	—	—
Stockholders’ Deficit:
Preferred stock—$.01 par value; 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value; 150,000,000 shares authorized; 72,402,000 issued and outstanding at March 31, 2012 and 71,502,000 issued and outstanding at December 31, 2011	724	715
Additional paid-in-capital	409,885	408,463
Accumulated deficit	(451,801)	(417,603)
Accumulated other comprehensive income	(31)	15

Total stockholders’ deficit	(41,223)	(8,410)

Total liabilities and stockholders’ deficit	$160,111	$197,116

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product sales, net	$3,534	$1,290
Cost and expenses:
Cost of goods sold	1,720	416
Research and development	7,246	3,728
Selling, general and administrative	24,252	16,637

	33,218	20,781

Operating loss	(29,684)	(19,491)
Interest expense on convertible notes	(4,384)	(3,111)
Investment income, net	43	30
Other (expense) income, net	(173)	1,632

Loss before income taxes	(34,198)	(20,940)
Income tax benefit	—	7,410

Net loss	$(34,198)	$(13,530)

Loss per common share:
Basic and diluted	$(0.49)	$(0.19)

Weighted-average number of common and common equivalent shares:
Basic and diluted	70,470	69,995

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(34,198)	$(13,530)
Other comprehensive loss:
Foreign currency translation, net	(46)	—

Other comprehensive loss, net	(46)	—

Comprehensive loss	$(34,244)	$(13,530)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2011	71,502	$715	$408,463	$(417,603)	$15	$(8,410)
Net loss	—	—	—	(34,198)	—	(34,198)
Restricted stock grants	1,293	13	(13)	—	—	—
Amortization of deferred stock-based compensation	—	—	15	—	—	15
Forfeiture of restricted stock grants	(518)	(5)	5	—	—	—
Issuance of common stock	125	1	212	—	—	213
ESPP compensation expense	—	—	341	—	—	341
Stock option compensation expense	—	—	862	—	—	862
Other comprehensive loss	—	—	—	—	(46)	(46)

Balance, March 31, 2012	72,402	$724	$409,885	$(451,801)	$(31)	$(41,223)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(34,198)	$(13,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	98
Accretion of discount on convertible notes	1,653	1,435
Amortization of deferred financing costs	175	128
Stock compensation expense	1,218	1,668
Deferred income taxes	—	(2,310)
Other	(8)	2
Changes in:
Accounts receivable, net	(434)	(468)
Inventories, net	(389)	(2,232)
Prepaid expenses and other current assets	(1,047)	(8)
Accounts payable	(2,203)	567
Deferred revenues	46	(134)
Accrued interest on convertible notes	(2,731)	1,676
Other current liabilities	(940)	310
Other liabilities	(2)	(6,889)

Net cash used in operating activities	(38,759)	(19,687)

Cash flows from investing activities:
Purchases of held-to-maturity securities	(11,035)	(17,266)
Proceeds from maturities of held-to-maturity securities	18,321	7,787
Capital expenditures	(23)	(29)
Changes in restricted cash	(200)	—

Net cash provided by (used in) investing activities	7,063	(9,508)

Cash flows from financing activities:
Proceeds from issuance of common stock	213	165
Proceeds from issuance of Convertible Notes, net of expenses	—	222,697

Net cash provided by financing activities	213	222,862

Effect of exchange rate changes	(46)	—
Net (decrease) increase in cash and cash equivalents	(31,529)	193,667
Cash and cash equivalents at beginning of period	114,094	44,791

Cash and cash equivalents at end of period	$82,565	$238,458

Supplementary Information
Other information:
Income tax paid	$—	$—
Interest paid	$5,464	$6

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at March 31, 2012, the results of its operations for the three-month periods ended March 31, 2012 and 2011, and cash flows for the three-month periods ended March 31, 2012 and 2011. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

The consolidated balance sheet at December 31, 2011 was derived from the audited financial statements at that date and does not include all of the information and notes required by GAAP for complete financial statements. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to current year presentations.

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

Note 2— Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

During the quarter ended March 31, 2012, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents the Company’s cash and cash equivalents, and investments and including the hierarchy for its financial instruments measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

March 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$12,529	$12,529	$12,529	$—	$—
Money market funds	70,036	70,036	70,036	—	—

Total cash and cash equivalents	82,565	82,565	82,565	—	—

Short-term investments:
Certificates of deposit	48,408	48,408	48,408	—	—

Total short-term investments	48,408	48,408	48,408	—	—

Total cash and cash equivalents and short-term investments	130,973	130,973	130,973	—	—
Restricted cash:
Certificates of deposit	2,780	2,780	2,780	—	—

Total restricted cash	2,780	2,780	2,780	—	—

Total	$133,753	$133,753	$133,753	$—	$—

December 31, 2011	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$8,680	$8,680	$8,680	$—	$—
Money market funds	105,414	105,414	105,414	—	—

Total cash and cash equivalents	114,094	114,094	114,094	—	—

Short-term investments:
Certificates of deposit	55,694	55,694	55,694	—	—

Total short-term investments	55,694	55,694	55,694	—	—

Total cash and cash equivalents and short-term investments	169,788	169,788	169,788	—	—
Restricted cash:
Certificates of deposit	2,580	2,580	2,580	—	—

Total restricted cash	2,580	2,580	2,580	—	—

Total	$172,368	$172,368	$172,368	$—	$—

The debt component of the Company’s 4.75% Senior Convertible Notes due 2018 (“the 2018 Convertible Notes”) was recorded at fair value of $169.8 million on the issuance date of February 4, 2011 based on Level 3 inputs. The carrying value of the Notes is accreted back to its principal amount at each reporting period. At March 31, 2012, the Company’s 2018 Convertible Notes had a carrying value of $177.1 million and a fair value of $105.0 million. The fair value of the Company’s 2018 Convertible Notes is based upon the quoted market price at March 30, 2012. The carrying amounts of the Company’s accounts receivable, accounts payable and other current liabilities approximate fair value.

The cost and estimated fair value of the Company’s certificates of deposit which are held-to-maturity and included in the Company’s consolidated balance sheets as short-term investments were $48,408 and $55,694 at March 31, 2012 and December 31, 2011, respectively. The Company’s certificates of deposit at March 31, 2012 and December 31, 2011 had maturity dates of less than one-year.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 4—Inventories

At March 31, 2012 and December 31, 2011, inventories at cost, net of reserves, were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials	$3,025	$3,146
Work-in-progress	11,433	10,828
Finished goods	1,512	1,621

Inventory at cost	15,970	15,595
Inventory reserves	(4,657)	(4,671)

Total	$11,313	$10,924

Note 5—Property and Equipment, Net

Property and equipment, net at March 31, 2012 and December 31, 2011 is summarized below:

	March 31, 2012	December 31, 2011
	(In thousands)
Office equipment	$3,038	$3,044
Office equipment—capital leases	18	332
Leasehold improvements	1,546	1,546
Construction in progress	23	—

	4,625	4,922
Accumulated depreciation and amortization	(3,883)	(4,089)

Total	$742	$833

Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended March 31, 2012 and 2011, respectively.

Note 6—Other Current Liabilities

The components of other current liabilities at March 31, 2012 and December 31, 2011, were as follows:

	March, 31	December, 31
	2012	2011
	(In thousands)
Salaries and related expenses	$3,432	$4,086
Selling and marketing expense accrual	2,711	721
Legal and professional fees	1,733	2,776
Accrued royalties	1,696	1,783
Severance	1,297	1,006
Returned product liability	1,093	1,087
Fees for contracted European RMS	1,033	—
Allowance for product returns	870	852
Manufacturing and technology transfer services	566	2,577
Other	2,576	3,074

Total	$17,007	$17,962

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7—Convertible Notes

2018 Convertible Notes

In February 2011, the Company issued the 2018 Convertible Notes at par ($230 million) that become due on February 1, 2018. After deducting expenses, the Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. The 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. At March 31, 2012, the 2018 Convertible Notes could be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of 2018 Convertible Notes. The Company may not redeem the 2018 Convertible Notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or part of the 2018 Convertible Notes at a redemption price equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest. This conversion rate will be adjusted if the Company makes specified types of distributions or enter into certain other transactions with respect to the Company’s common stock.

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after March 31, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2018 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2018 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. At March 31, 2012, the 2018 Convertible Notes were not convertible.

Due to the fact that the 2018 Convertible Notes can be settled via cash payment upon conversion, the debt and equity components of the 2018 Convertible Notes were bifurcated and accounted for separately. While the 2018 Convertible Notes are outstanding, their discounted carrying values resulting from the bifurcation are accreted back to their principal amounts over periods that end on the scheduled maturity dates, resulting in the recognition of non-cash interest expense.

The principal balance, unamortized discount and net carrying amount of the liability components of the 2018 Convertible Notes was as follows as of March 31, 2012:

	Liability Component
March 31, 2012	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
2018 Convertible Notes	$230,000	$52,889	$177,111

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8—Commitments and Contingencies

Commitments

At March 31, 2012, the Company had employment agreements with nine senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.6 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. The Company also currently has in place severance arrangements with two former employees and has recorded additional severance expense for its Chief Financial Officer (“CFO”), based on his notification of resignation on March 30, 2012, which aggregate to approximately $1.3 million to be paid in equal installments over the next 14 months. In addition, in order to secure the retention of executive’s and certain other employees key to the functioning of the Company and prevent any disruption to the strategic development of the Company, the Company granted retention awards which vest as to 50% of the award on specific dates over a two-year period to these employees. The Company’s potential commitment, if all recipients are employed at the time of vesting, would be approximately $2.0 million over the next two years.

On January 23, 2012, the Company entered into a lease agreement for office space consisting of approximately 48,000 rentable square feet in Bridgewater, NJ. It will be used as the Company’s principal offices and corporate headquarters. The Company intends to relocate all of its operations to the new facility during the third quarter of 2012. The term of the new lease is 123 months, and the Company has rights to extend the term for two additional five-year terms at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the 123-month term of the new lease is approximately $15.2 million. The Company has provided the landlord a letter of credit of $1.5 million, to secure its obligations under the lease.

The lease agreement includes fixed escalations of minimum annual lease payments and accordingly, the Company will recognize rent expense on a straight-line basis over the lease-term. Additionally, in connection with the lease, the property owner provided a lease inducement to the Company in the form of a $2.0 million tenant improvement allowance. The leasehold improvement asset and the lease incentive liability will be amortized on a straight-line basis over the term of the lease to depreciation expense and as an offset to rent expense, respectively. Rent expense from operations was approximately $0.7 million and $0.5 million for the three-month periods ended March 31, 2012 and 2011, respectively.

The future annual minimum lease payments for each of the following calendar years are as follows:

March 31, 2012	(In thousands)
Remainder of 2012	$2,085
2013	1,850
2014	1,408
2015	1,432
2016	1,456
2017	1,480
Thereafter	7,228

Total minimum payments	$16,939

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8—Commitments and Contingencies—continued

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

In a civil action filed in the Fayette Circuit Court in Kentucky on August 31, 2007 ( Joseph R. Berger vs. Savient Pharmaceuticals, Inc.), Dr. Joseph Berger alleged that he had entered into an agreement with the Company in December 1993, under which he assigned an invention and patent rights relating to the use of oxandrolone to treat an HIV-related disorder, the “Invention”, to the Company in exchange for its agreement to use him as a researcher in certain clinical trials relating to the Invention, and that the Company had breached that agreement. Berger’s verified complaint requested disgorgement of profits and assignment to Berger of the patents obtained on the Invention. During fact discovery in the action, the Company uncovered an April 6, 1992 Consulting Agreement between Berger and Savient’s predecessor, Gynex Pharmaceuticals (“Gynex”), wherein Berger assigned the Invention to Gynex in consideration of, among other things, $20,000 from Gynex. After the April 6, 1992 agreement was presented to Berger, he filed an amended verified complaint which acknowledged the April 6, 1992 agreement, but contended that the $20,000 paid to him under the Agreement was not consideration for the assignment of the Invention. The Company filed a motion for summary judgment on Berger’s claims and, on August 17, 2009, the Court issued an order granting the Company’s motion and dismissing Berger’s complaint and amended complaint with prejudice. Berger appealed the decision of the trial court granting the Company’s motion for summary judgment, and the Company filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. On January 4, 2011, the Kentucky Appellate Court issued an order taking up Berger’s appeal and the Company’s cross-appeal on the papers, and on October 14, 2011, the Court upheld the lower court’s decision dismissing Berger’s complaint and amended complaint with prejudice.

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

The Company’s basic and diluted weighted-average number of common shares outstanding as of March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Basic	70,470	69,995
Incremental common stock equivalents	—	—

Diluted	70,470	69,995

At March 31, 2012, and 2011, all in-the-money stock options and unvested restricted stock amounting to 1.8 million and 3.9 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. At March 31, 2012, approximately 19.9 million shares related to the Company’s 2018 Convertible Notes, calculated “as if” the Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period.

Note 10—Income Taxes

The Company did not record an income tax provision or benefit for the three-month period ended March 31, 2012, due to the fact that the Company can no longer currently benefit from its net operating losses. The Company no longer has the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The total amount of federal, foreign, state and local unrecognized tax benefits was $2.7 million at March 31, 2012 and $2.7 million at December 31, 2011. Interest and penalty expense has not been accrued as the company has significant tax benefits to utilize if the liability is actually realized.

The Company files income tax returns in the United States, Ireland and various state jurisdictions. The Company’s federal tax returns have been audited by the Internal Revenue Service through fiscal year ended December 31, 2008. State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. The Company is not currently being audited by any state taxing jurisdiction.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards.

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. At March 31, 2012, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation

In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 3,416,816 shares remain available for issuance pursuant to future grants at March 31, 2012.

Total compensation cost charged against operations for the three-month periods ended March 31, 2012 and 2011 was $0.9 million and $1.6 million, respectively. The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-month periods ended March 31, 2012 and 2011:

	$XXX.XXX	$XXX.XXX
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Research and development	$157	$323
Selling, general and administrative	720	1,288

Total non-cash compensation expense related to share-based compensation included in operating expense	$877	$1,611

Stock Options

The weighted-average key assumptions used in determining the fair value of stock options granted for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Weighted-average volatility	94%	83%
Weighted-average risk-free interest rate	1.1%	2.6%
Weighted-average expected term in years	5.7	3.8
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$1.68	$5.94

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

The Company did not issue any shares of common stock upon the exercise of stock options for the three-month period ended March 31, 2012. For the three-month period ended March 31, 2011, the Company issued 14,500 shares of common stock upon the exercise of outstanding stock options and received proceeds of $0.1 million. For the three-month periods ended March 31, 2012 and 2011, approximately $1.3 million and $0.9 million, respectively, of stock option compensation expense was charged against operations. As of March 31, 2012, there was $5.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.7 years.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation—continued

The following table summarizes the activity related to the Company’s stock options for the three-month period ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2011	3,648	$7.98	7.81	$—
Granted	747	2.28	—	—
Exercised	—	—	—	—
Cancelled	(426)	8.74	—	—

Outstanding at March 31, 2012	3,969	$6.88	7.91	$2

Exercisable at March 31, 2012	1,584	$8.26	5.90	$—

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Stock Options that Contain Performance and Market-Based Conditions

For the three-month period ended March 31, 2012, the Company recognized approximately $0.5 million of income as a result of the reversal of previously recorded compensation expense. For the three-month period ended March 31, 2011, approximately $0.1 million of compensation expense related to performance options was charged against operations. As of March 31, 2012, approximately 190,000 performance options remain unvested.

The following table summarizes the activity related to the Company’s performance options for the three-month period ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2011	440	$9.75	9.07	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(250)	9.23	—	—

Outstanding at March 31, 2012	190	$10.43	8.80	$—

Exercisable at March 31, 2012	40	$13.81	7.66	$—

Restricted Stock and Restricted Stock units

During the three-month period ended March 31, 2012, the Company issued 1,293,000 shares of restricted stock amounting to $2.7 million in total aggregate fair market value. For the three-month periods ended March 31, 2012 and 2011, approximately $0.7 million and $0.6 million, respectively, of deferred restricted stock compensation cost was charged against operations. At March 31, 2012, approximately 1,787,000 shares remained unvested and there was approximately $5.9 million of unrecognized compensation cost related to restricted stock and restricted stock units (“RSU’s”).

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation—continued

The following table summarizes the activity related to the Company’s restricted stock and RSU’s for the three-month period ended March 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2011	811	$8.75
Granted	1,293	2.12
Vested	(100)	11.11
Forfeited	(217)	9.03

Unvested at March 31, 2012	1,787	$3.79

The total grant date fair value of restricted shares vested for the three-month periods ended March 31, 2012 and 2011, was $1.1 million and $1.3 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

For the three-month period ended March 31, 2012, the Company recognized approximately $0.7 million of income as a result of the reversal of previously recorded compensation. For the three-month period ended March 31, 2011, approximately $9,000 of compensation expense related to performance awards was charged against operations.

The following table summarizes the activity related to the Company’s performance awards for the three-month period ended March 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2011	306	$9.44
Granted	—	—
Vested	—	—
Forfeited	(300)	9.23

Unvested at March 31, 2012	6	$20.59

Note 12—Other (expense) income, Net

The Company’s other (expense) income, net for the three-month periods ended March 31, 2012 and 2011, was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Reversal of interest expense and penalties on unrecognized tax liability	$—	$1,782
Amortization of deferred financing costs on convertible debt	(173)	(128)
Other non-operating expense	—	(22)

Total other (expense) income, net	$(173)	$1,632

Note 13—Subsequent events

On May 9, 2012, the Company exchanged approximately $108 million of its existing Convertible Notes for units (“Units”) of the Company comprised of senior secured discount notes due 2019 (the “New Notes”) and warrants to purchase approximately 4.0 million shares of the Company’s common stock at an exercise price of $1.863 per share. Simultaneously therewith, the holders of the New Notes also purchased additional Units, the aggregate purchase price of which resulted in net proceeds of approximately $44.0 million. The New Notes have an equivalent aggregate principal amount at maturity of approximately $171 million and will be secured by a first priority security interest in and liens on certain of the assets and properties of the Company and its subsidiaries. The New Notes will have a cash coupon of 3% per year in the first three years and 12% per year thereafter.

On April 30, 2012, Tang Capital Partners, LP filed a creditor derivative action complaint in the Court of Chancery of the State of Delaware against the Company and its current directors. The complaint alleges, among other things, that the Company is insolvent and that the Company’s directors breached their fiduciary duties by taking certain actions that the complaint alleges were not in the best interests of the Company’s creditors, including negotiating the transactions described above. The complaint sought preliminary injunctions enjoining the potential transactions described above and the payment of retention awards to certain executives, appointment of a receiver of and for the Company, and compensatory damages. On May 7, 2012, the Court of Chancery denied Tang Capital Partners’ request for a temporary restraining order enjoining the transactions described above. The Company believes that the claims alleged by Tang Capital Partners are without merit, and intends to defend this lawsuit vigorously.

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

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® in the United States, completing via collaborations and partnerships the development of, and seeking regulatory approval for, this product outside of the United States, particularly in the European Union, and investigating the expansion of the clinical utility for KRYSTEXXA. In Europe and the rest of the world, we continue to see significant opportunity and great interest in KRYSTEXXA. At the current time, we are exploring partnership opportunities for the launch of KRYSTEXXA in Europe and other foreign markets in those regions. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. We completed a full promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011.

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

The FDA granted KRYSTEXXA orphan drug designation in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. The composition, manufacture and methods of use and administration of KRYSTEXXA are also the subject of a broad portfolio of patents and patent applications, which we expect will provide patent protection through 2026, assuming issuance of patents from currently pending patent applications.

We have a sales force consisting of 62 experienced biologic sales professionals, six regional business directors, six managed care executives, 13 nurse educators and 12 field reimbursement specialists to support the commercialization of KRYSTEXXA. To support the safe and effective use of KRYSTEXXA in the commercial setting, we have a medical affairs function consisting of 12 field-based Regional Medical Scientists, or RMSs, who educate clinicians through reactive presentations of the clinical data. As we proceed forward with the commercialization of KRYSTEXXA, we may increase the size of our sales force or medical affairs professionals, if necessary. Our sales force targets rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG.

To date, our sales force has reached over 90% of key rheumatologists, and 57% of key nephrologists located in private practices, infusion centers, hospitals, academic institutions and U.S. Department of Veterans Affairs, or the VA, medical centers. However, we believe that sales of KRYSTEXXA have been hampered by the lack of information available to prescribers at the time of the commercial launch of KRYSTEXXA and concerns over Medicare Part B reimbursement. In an effort to address the lack of information available to prescribers, in August 2011 we published in the Journal of the American Medical Association, or JAMA, data from our two pivotal KRYSTEXXA Phase 3 clinical trials in patients with RCG. The data published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial percentage of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. In addition, 40% of patients with gout tophi receiving KRYSTEXXA every two weeks experience complete resolution of one or more tophi by the final study visit, compared to 7% of patients on placebo. The data published also included a summary of adverse events that occurred in at least 5% of the patients in the trial, including gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting. In addition, a manuscript showing the improvement in patient reported outcomes following treatment with KRYSTEXXA has been accepted for publication in the Journal of Rheumatology. Unlike the objective end points of a clinical trial, such as the lowering of serum uric acid, the patient reported outcomes measure subjective aspects, such as reduction in pain, or improvement in the patient’s quality of life. We have also submitted data from our open label long-term extension trial to a major rheumatology journal. This data provides key clinical data on patients who have been receiving KRYSTEXXA for an additional 30 months and is critical for clinicians as they better determine the clinical benefits of long-term use of KRYSTEXXA for their patients and how to manage possible side effects. Additionally, a review article on RCG and the use of pegloticase was published in the April 2012 issue of the International Journal of Clinical Rheumatology.

When we commenced sales of KRYSTEXXA, KRYSTEXXA was reimbursed under a temporary Medicare Part B reimbursement code, which can cause delays in Medicare reimbursement to prescribers. However, we received a permanent Medicare Part B reimbursement code, which is called a “J” code, in November 2011, which became effective on January 1, 2012. The permanent “J” code, J2507, should facilitate reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We also were awarded a contract from the US Department of Veterans Affairs, or VA, which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our list selling price. In addition, KRYSTEXXA currently enjoys broad coverage for RCG patients through managed care and private payor organizations.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA through September 30, 2011. We believe that this initiative allowed patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense, and re-introduced the KPIP in March 2012 for a length of time to be determined.

Since the launch of KRYSTEXXA, we conducted 257 speaker programs, 106 of which were conducted in the first quarter of 2012 alone, reaching over 2,600 healthcare professionals.

We have built an inventory of finished KRYSTEXXA product at March 31, 2012, that is packaged and labeled for distribution, and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least 2014.

In December 2010, the Pediatric Committee of the European Medicines Agency, or EMA, approved our pediatric investigation plan for the treatment and prevention of hyperuricemia in pediatric patients undergoing chemotherapy for hematologic malignancies, which is a condition to filing for marketing approval for KRYSTEXXA in the European Union.

In support of our development activities for KRYSTEXXA outside of the United States, in May 2011 we submitted a Marketing Authorization Application, or MAA, for centralized review in the European Union. Also in May 2011, we received validation of the MAA that was filed with the EMA for KRYSTEXXA for the treatment of RCG in adult patients, which resulted in the initiation of the EMA’s regulatory review process. We anticipate an EMA approval of our MAA for KRYSTEXXA during the second half of 2012. In March 2012, KRYSTEXXA was made available in the European Union to healthcare professionals and their patients suffering from RCG through a Named Patient Program. This program is sponsored by our wholly-owned subsidiary, Savient Pharma Ireland Limited and managed by a third-party service provider.

In further support of our development activities for KRYSTEXXA in Europe, we have engaged RMS’s for our key markets, commenced Key Opinion Leader, or KOL, interactions, and began to advance the development of reimbursement and pricing plans for the region. In addition, in January of 2012, we announced the appointment of David Veitch as President of our European subsidiary, Savient Pharma Ireland Limited. Mr. Veitch is leading our European organization and efforts focused on KOL development in key European markets and development activities as well as assisting us with our exploration of partnership opportunities in Europe and the rest of the world.

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will continue to decrease in future periods primarily as a result of the expiration of our contract agreement with our third-party manufacturer. We do not actively market and do not plan on seeking a new third-party manufacturer of Oxandrin or oxandrolone.

On May 9, 2012, we exchanged approximately $108.0 million of our existing convertible senior notes due in 2018 for units, which we refer to as Units, comprised of senior secured discount notes due 2019, which we refer to as the New Notes, and warrants to purchase approximately 4 million shares of our common stock at an exercise price of $1.863 per share. Simultaneously therewith, the holders of the New Notes purchased additional Units, the aggregate purchase price of which resulted in net proceeds of approximately $44.0 million. The New Notes have an equivalent aggregate principal amount at maturity of approximately $171 million, are secured by a first priority security interest in and liens on certain of our and our subsidiaries’ assets and properties, and have a cash coupon of 3% per year in the first three years and 12% per year thereafter.

Recent Changes in our Senior Management

On March 30, 2012, Kenneth Zuerblis notified us of his resignation, effective May 29, 2012, as our Executive Vice President and Chief Financial Officer. Mr. Zuerblis will remain Executive Vice President & Chief Financial Officer (and principal financial officer) through this period. We are in active discussions with Mr. Zuerblis regarding a consulting arrangement under which, following this period, Mr. Zuerblis will serve on a consulting basis to assist in the transition of his responsibilities. We have actively commenced a search for a new Chief Financial Officer.

Results of Operations

For three-month period ended March 31, 2012 our operating results were substantially driven by expenses related to the commercialization of KRYSTEXXA. We anticipate net operating losses for the remainder of 2012 and into 2013 as we continue to commercialize and develop KRYSTEXXA. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

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

The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	($ in thousands)
Cost of goods sold	$1,720	5.2%	$416	2.0%
Research and development	7,246	21.8%	3,728	17.9%
Selling, general and administrative	24,252	73.0%	16,637	80.1%

Total costs and expenses	$33,218	100.0%	$20,781	100.0%

Our net revenues of $3.5 million for the three-month period ended March 31, 2012 were derived primarily from product sales of KRYSTEXXA. Following the full commercial launch of KRYSTEXXA in February 2011, sales levels have increased and we expect continued sales momentum for the remainder of 2012.

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

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	($ in thousands)
KRYSTEXXA	$3,068	86.8%	$259	20.1%
Oxandrolone	422	11.9%	1,064	82.5%
Oxandrin	44	1.3%	(33)	-2.6%

	$3,534	100.0%	$1,290	100.0%

Results of Operations for the Three-Month Periods Ended March 31, 2012 and March 31, 2011

Revenues

Total revenues increased $2.2 million, or 174%, to $3.5 million for the three-month period ended March 31, 2012, from $1.3 million for the three-month period ended March 31, 2011 as a result of the continued sales momentum of KRYSTEXXA.

Sales of Oxandrin and our authorized generic version of Oxandrin, oxandrolone, decreased $0.5 million, or 55%, to $0.5 million for the three-month period ended March 31, 2012, from $1.0 million for the three-month period ended March 31, 2011. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan on seeking a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products.

Cost of goods sold

Cost of goods sold increased $1.3 million, or 313%, to $1.7 million for the three-month period ended March 31, 2012, from $0.4 million for the three-month period ended March 31, 2011. The increase is primarily due to royalty and sales-based milestone payments pursuant to our third-party licenses and other agreements and as a result of the commercialization and higher sales of KRYSTEXXA.

Research and development expenses

Research and development expenses increased $3.5 million, or 94%, to $7.2 million for the three-month period ended March 31, 2012, from $3.7 million for the three-month period ended March 31, 2011. The increase is primary due to our post marketing clinical studies for KRYSTEXXA.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.7 million, or 46%, to $24.3 million for the three-month period ended March 31, 2012, from $16.6 million for the three-month period ended March 31, 2011. The increase is primarily due to increased selling and marketing expenses associated with the commercial launch of KRYSTEXXA as we continue our marketing efforts for the product.

Interest expense on convertible notes

Interest expense on our 2018 Convertible Notes increased $1.3 million, or 41%, to $4.4 million for the three-month period ended March 31, 2012, from $3.1 million for the three-month period ended March 31, 2011. The increase reflects a full quarter of interest in the first quarter of 2012 compared to a partial quarter of interest in the first quarter of 2011 as we issued the notes in February 2011. Interest expense for the three-month period ended March 31, 2012, primarily reflects $2.7 million of interest expense from the 4.75% coupon on our Convertible Notes coupled with $1.7 million of non-cash accretion expense. Interest expense for the three-month period ended March 31, 2011, reflected $1.7 million of interest expense from the 4.75% coupon on our Convertible Notes coupled with $1.4 million of non-cash accretion expense.

Other (expense) income, net

Other expense, net of $0.2 million for the three-month period ended March 31, 2012 reflects the amortization of deferred financing costs on our 2018 Convertible Notes. Other income, net of $1.6 million for the three-month period ended March 31, 2011 primarily reflects the reversal of a $1.8 million liability for accrued interest and penalties relating to a previous unrecognized tax benefit liability.

Income tax benefit

We recorded no income tax benefit or provision for the three-month period ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2012, we had $131.0 million in cash, cash equivalents and short-term investments as compared to $169.8 million at December 31, 2011. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal. In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018 which we refer to as the 2018 Convertible Notes. We received cash proceeds from the sale of the Notes of $222.7 million, net of expenses. Additionally, on May 9, 2012 we exchanged approximately $108.0 million of our existing convertible senior notes due in 2018 for units, which we refer to as Units, comprised of senior secured discount notes due 2019, which we refer to as the New Notes, and warrants to purchase approximately 4 million shares of our common stock at an exercise price of $1.863 per share. Simultaneously therewith, the holders of the New Notes purchased additional Units, the aggregate purchase price of which resulted in net proceeds of approximately $44.0 million. The New Notes have an equivalent aggregate principal amount at maturity of approximately $171 million, are secured by a first priority security interest in and liens on certain of our and our subsidiaries’ assets and properties, and have a cash coupon of 3% per year in the first three years and 12% per year thereafter.

We have used and will continue to use in the future, the net proceeds from the issuance of the Convertible Notes and the New Notes to commercialize KRYSTEXXA in the United States, including for the recruiting and hiring of our sales force, expanding our marketing organization and completing the establishment of a commercial infrastructure, increasing our promotional activities, funding of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States particularly in the European Union, and for general corporate purposes, including working capital. As a result, our management has broad discretion to allocate the net proceeds from the offering. Pending the application of the net proceeds, we invest the net proceeds in short-term U.S. Treasury money market funds and bank certificates of deposit.

Based on our current commercialization plans for KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, the cost of pursuing regulatory approval in the European Union, and the cost of reimbursement and KOL development activities in the European Union, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting but excluding any cash which may be generated from the consummation of a partnership transaction for Europe or other markets, we believe that our available cash, cash equivalents and short-term investments, which includes the net proceeds of the transactions discussed above, will be sufficient to fund anticipated levels of operations for at least the next two years. Our management has broad discretion in the use of our financial resources and may adjust our anticipated plans as circumstances warrant.

We have built an inventory of finished KRYSTEXXA product at March 31, 2012 that is packaged and labeled for distribution and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we now believe we have sufficient inventory to meet our internal market estimates until at least 2014.

Tax Benefits

The Company did not record an income tax benefit or provision for the three-month period ended March 31, 2012.

Cash Flows

Cash used in operating activities for the three-month period ended March 31, 2012 was $38.8 million, which substantially reflects our net loss for the period. Cash provided by investing activities of $7.1 million for the three-month period ended March 31, 2012 reflects the maturities of held-to-maturity securities consisting of bank certificates of deposit, which we reinvested. Cash provided by financing activities of $0.2 million for the three-month period ended March 31, 2012 reflects cash proceeds received from the issuance of shares from our employee stock purchase plan.

Cash used in operating activities for the three-month period ended March 31, 2011 was $19.7 million, which reflects our net loss for the period of $13.5 million, as well as a non-cash gain of $6.9 million as a result of a reversal of an unrecognized tax benefit. Cash used in investing activities of $9.5 million for the three-month period ended March 31, 2011 reflects the purchase of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities for the three-month period ended March 31, 2011 was $222.8 million mainly due to the cash proceeds received from the issuance of Convertible Notes of $222.7 million.

Funding Requirements

We continue to focus our efforts on commercializing KRYSTEXXA, supporting our development activities and exploring partnership opportunities while seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union, undertaking clinical trials and other research and development activities to pursue label expansion for KRYSTEXXA:

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

As we continue to commercialize KRYSTEXXA, we expect that our cash needs will increase, and we may need to seek additional funding through customary methods, or to explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we explore a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. If funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of March 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3 -5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations	$7	$6	$1	$—	$—
Operating lease obligations	17,127	2,952	2,890	2,943	8,342
Purchase commitment obligations (1)	66,602	40,860	12,291	13,451	—
Other commitments (2)	2,322	2,229	93	—	—

Total	$86,058	$46,047	$15,275	$16,394	$8,342

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(2)	Other commitments include an aggregate of approximately $1.0 million in sales-based milestone payments that will become due and payable to Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP, on the attainment of specified KRYSTEXXA sales targets. Other commitments also reflects severance arrangements with two former employees and has recorded additional severance expense for its’ Chief Financial Officer, or CFO, based on his notification of resignation on March 30, 2012, which aggregate to approximately $1.3 million to be paid in equal installments over the next 14 months.

Excluded from the above table are employment agreements with nine senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.6 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year period unless either party gives the other notice of non-renewal. In addition, in order to secure the retention of executive’s and certain other employees’ key to the functioning of the Company and prevent any disruption to the strategic development of the Company, the Company granted retention awards which vest as to 50% of the award on specific dates over a two-year period to these employees. The Company’s potential commitment, if all recipients are employed at the time of vesting, would be approximately $2.0 million over the next two years. These potential payments have been excluded from the table due to the uncertainty surrounding the actual future amounts of these payments.

Also excluded from the above table are sales-based royalty payments to Duke and MVP due to the contingent nature of such obligations as the amounts and timing of these payments cannot be reasonably predicted. The royalty rate owed to Duke and MVP for any particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. Since the commercial launch of KRYSTEXXA, we have recorded approximately $0.8 million in royalty expense pursuant to the agreement. We record these royalty payments as a component of cost of goods sold in our consolidated statements of operations. We are also required to pay royalties of 20% of any milestones, revenues or other consideration we receive from sub-licensees during any quarter.

In addition, we have previously received financial support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.6 million for the development of KRYSTEXXA. The potential royalty payments pursuant to these grant agreements are excluded from the above table due to the contingent nature of such obligations as the amounts and timing of these payments cannot be reasonably predicted. As of March 31, 2012 we incurred approximately $1.3 million in royalty payments to OCS and BIRD. In addition, under The Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of funding received from OCS, if we do not manufacture 100% of our annual worldwide bulk product requirements in Israel, we may be subject to total payments, based upon the percentage of manufacturing that does not occur in Israel. These payments have been excluded from the table above due to the uncertainties surrounding the potential future cash flows from the commercialization of KRYSTEXXA.

We have a liability for unrecognized tax benefits of $2.7 million at March 31, 2012. We are unable to estimate the timing of any future payments for this liability, if any.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2012. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2011.

Accounting Pronouncements

During the quarter ended March 31, 2012, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2012, Tang Capital Partners, LP filed a creditor derivative action complaint in the Court of Chancery of the State of Delaware against us and our current directors. The complaint alleges, among other things, that we are insolvent and that our directors breached their fiduciary duties by taking certain actions that the complaint alleges were not in the best interests of our creditors, including negotiating financing transactions that we entered into on May 9, 2012. The complaint sought preliminary injunctions enjoining the May 9, 2012 financing transactions and the payment of retention awards to certain executives, appointment of a receiver of and for us, and compensatory damages. On May 7, 2012, the Court of Chancery denied Tang Capital Partner’s request for a temporary restraining order enjoining the May 9, 2012 financing transactions. We believe that the claims alleged by Tang Capital Partners are without merit, and intend to defend this lawsuit vigorously.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, projected costs, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” and “would,” and similar expressions, to identify forward-looking statements. ,

These forward-looking statements include, among other things, statements about:

•	our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA,

•	market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community,

•	our ability to execute on our plans for the expansion of the clinical utility for KRYSTEXXA,

•	our market expansion plans for KRYSTEXXA outside the United States, including our Marketing Authorization Application, or MAA, which we filed with the European Medicine Agency, or EMA, last year,

•	market acceptance of reimbursement risks with third-party payors during the initial phases of market introduction,

•	the risk that the market for KRYSTEXXA is smaller than we have anticipated, our ability to achieve profitability and raise the additional capital needed to achieve our business objectives,

•	our reliance on third parties to manufacture KRYSTEXXA, and

•	risks associated with stringent government regulation of the biopharmaceutical industry.

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

Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates or assumptions change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2011, and we have denoted with an asterisk (*) in the following discussion those risk factors that are materially revised.

Risks relating to the commercialization and further development of KRYSTEXXA® and our ability to accomplish our future business objectives

Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. Commercializing KRYSTEXXA in the United States is complex and requires substantial capital resources. If our U. S. commercialization strategy is unsuccessful, market acceptance of KRYSTEXXA may be harmed, and we will not achieve the revenues that we anticipate and may need additional funding.

Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. The secondary focus of our business is the pursuit of regulatory approval, reimbursement and development activities for KRYSTEXXA in the European Union and other foreign jurisdictions through potential partnerships and collaborations, and the investigation of the expansion of the clinical utility for KRYSTEXXA. We do not have any material assets other than KRYSTEXXA. As a result of our reliance on this single product and our primary focus on the U.S. market in the near-term, much of our near-term results and value as a company depend on our ability to execute our commercial strategy for KRYSTEXXA in the United States.

        During 2011, we completed the promotional launch of KRYSTEXXA in the United States with our sales force commencing field promotion to physicians on February 28, 2011. Beginning in January 2012, commercial activities included increased outreach by our sales force to specialties other than rheumatologists, such as nephrologists and primary care physicians that may also see patients with Refractory Chronic Gout, or RCG. The successful execution of our commercial strategy continues to be a complex and ongoing process and requires substantial capital resources. We have no prior experience commercializing a biologic drug product. If we are not successful in executing our commercialization strategy, market acceptance of KRYSTEXXA may be harmed, we will not achieve the revenues that we anticipate and we may need additional funding or seek a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funds.

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

We intend to market KRYSTEXXA outside the United States through the use of partners or collaborators. In order to market KRYSTEXXA in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In early May 2011, we submitted our Marketing Authorization Application, or MAA, for marketing authorization for KRYSTEXXA in the European Union. In late May 2011, the European Medicines Agency, or EMA, validated and accepted for review our MAA and initiated the regulatory review process of KRYSTEXXA in the European Union. In March 2012, KRYSTEXXA became available in the European Union through a Named Patient Program, which permits the administration of treatments that are pending approval by the EMA to patients suffering from serious diseases prior to the treatment’s commercial availability in each market. However, our MAA could fail to be approved by the EMA, or such approval could be delayed. If our MAA is not approved, or if such approval is delayed, market acceptance of KRYSTEXXA in the European Union will be harmed and we will not achieve the revenues that we anticipate.

The procedures for obtaining foreign marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain U.S. Food and Drug Administration, or FDA, approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. Further, the initiation of our Named Patient Program in the European Union does not ensure approval of our MAA by the EMA. We expect to pursue the commercialization of KRYSTEXXA outside the United States through development and commercialization collaborations, pursuant to which third parties may be responsible for obtaining such foreign regulatory approvals. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize KRYSTEXXA in any foreign market. If we fail to receive approval in these jurisdictions, we will not generate revenue from sales of KRYSTEXXA in these jurisdictions.

If we are not successful in recruiting additional, and retaining existing, sales and marketing personnel in the United States and maintaining an appropriate sales and marketing infrastructure in the United States, our ability to commercialize KRYSTEXXA and generate product sales in the United States will be impaired.

We have recently re-established our internal sales, marketing and commercialization infrastructure and capabilities, directed toward our commercialization of KRYSTEXXA in the United States. These efforts have been and will continue to be difficult, expensive and time consuming. We may not have accurately estimated the size or capabilities of the sales force necessary to successfully commercialize KRYSTEXXA in the U. S. and may not be able to attract, hire, train and retain the qualified sales and marketing personnel necessary to achieve or maintain an effective sales and marketing force for the sale of KRYSTEXXA in the U. S., or we may have underestimated the time and expense to achieve this objective. Similarly, we may not be successful in establishing necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If our internal sales, marketing, and commercialization infrastructure proves to be inadequate, our ability to market and sell KRYSTEXXA and generate revenue from sales to customers in the U. S. will be impaired and result in lower than expected revenues.

*	Our business may be harmed if we have inaccurately predicted the market size for KRYSTEXXA.

The market size for KRYSTEXXA is difficult to predict with accuracy. We currently estimate the total addressable market for KRYSTEXXA to be approximately 120,000 patients in the United States, based on a market sizing study that was completed in July 2011. However, the actual number of adult patients with chronic gout refractory to conventional therapy, a condition referred to as RCG, in the United States market may be substantially lower than our estimate. While we have also initiated a clinical development plan to expand the clinical utility of KRYSTEXXA into populations beyond RCG, we do not currently have an estimate of the size of the potential expanded market. Ultimately, the total addressable market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, the potential success of label expansion activities, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community. In addition, we are also currently engaged in market sizing studies for KRYSTEXXA with respect to the European Union and the rest of the world.

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

Those patients who suffer from RCG comprise a patient population that has previously failed other treatments. However, KRYSTEXXA may not gain or maintain market acceptance by these RCG patients, or by physicians, infusion site personnel, healthcare payors or others in the medical community. Additionally, we believe that a significant number of potential patients for KRYSTEXXA may be treated by primary care practitioners whom we have only recently begun to educate about KRYSTEXXA in order to facilitate referrals of patients to rheumatologists or other infusion providers who will administer KRYSTEXXA. If we are unsuccessful in educating these primary care practitioners about KRYSTEXXA, or if they do not refer patients to sites of care, we do not expect to achieve an appropriate level of market acceptance for KRYSTEXXA. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing KRYSTEXXA and could limit its commercial success and result in lower than expected revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including:

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

•	the prevalence and severity of other side effects that we have observed to date or that we may observe in the future,

•	the extent to which the risk evaluation and mitigation strategy, or REMS, program required as part of the FDA’s approval of KRYSTEXXA is perceived by physicians to be burdensome,

•	the timing of the release of competitive products or treatments,

•	our marketing and sales resources, the quantity of our supplies of KRYSTEXXA and our ability to establish a distribution infrastructure for KRYSTEXXA in available markets,

•	whether third-party and government payors cover or reimburse for KRYSTEXXA, and if so, to what extent and in what amount, and

•	the willingness of the target patient population to be referred by primary care physicians to rheumatologists, nephrologists or infusion centers.

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

We are also required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The REMS program includes a Medication Guide for patients, a Communication Plan to healthcare providers and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA may further revise the REMS program at any time, which could impose significant additional obligations and commitments on us in the future or may require post-approval clinical or non-clinical studies. The FDA is also requiring that we conduct an observational trial, which is currently underway, in 500 patients treated with KRYSTEXXA for one-year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA. In addition, the FDA is requiring us to conduct several post-approval non-clinical and chemistry, manufacturing and control, or CMC, studies currently underway. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA, result in revised safety labeling or REMS requirements and result in lower than expected future revenues.

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

Even when a third-party payor determines that a product is generally eligible for reimbursement, third-party payors may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that may result in lower market acceptance, which would lower our revenues. Where third-party payors require substantial co-insurance or co-pay amounts, we subsidize these amounts for some economically disadvantaged patients, which reduces our profit margin on KRYSTEXXA for those patients. Some payors establish prior authorization programs and procedures requiring physicians to document several different parameters, which may impede patient access to therapy. Moreover, eligibility for coverage does not necessarily mean that KRYSTEXXA will be reimbursed in all cases or at a rate that allows us to sell KRYSTEXXA at an acceptable price adequate to make a profit or even cover our costs. If we are not able to obtain coverage and adequate reimbursement promptly from third-party payors for KRYSTEXXA, our ability to generate revenues and become profitable will be compromised.

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

The recently enacted Patient Protection and Affordable Care Act of 2010, or the PPACA, may have a significant impact on the healthcare system pending the outcome of its review by the Supreme Court of the United States. As part of this legislative initiative, Congress enacted a number of provisions that are intended to reduce or limit the growth of healthcare costs, which could significantly change the market for pharmaceuticals and biological products. The Supreme Court of the United States is expected to rule on several aspects of the PPACA during the summer of 2012, which could significantly restrict the impact of the PPACA.

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

In addition, the approval of KRYSTEXXA is subject to limitations on the indicated uses for which it may be marketed. The approval of KRYSTEXXA also contains requirements for post-marketing testing and surveillance to monitor KRYSTEXXA’s safety and/or efficacy, as well as a commitment for the observational trial in 500 patients treated with KRYSTEXXA for one year to further evaluate the identification of any serious adverse events associated with the administration of KRYSTEXXA. Subsequent discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as known or unknown safety or adverse events, or failure to comply with regulatory requirements, may result in, for example:

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

In September 2010, we received FDA approval for KRYSTEXXA for the treatment of chronic gout in adult patients suffering from RCG. By far, the most prevalent current treatment for gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Allopurinol is a generic and inexpensive treatment which has achieved widespread acceptance by payors, physicians and patients. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, Uloric was approved by the FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through a similar mechanism of action as allopurinol. Although febuxostat, is labeled for the chronic management of hyperuricemia in patients with gout, febuxostat is also used in patients who cannot tolerate allopurinol or where allopurinol is contraindicated, if patients are given febuxostat prior to treatment with KRYSTEXXA, the market demand for KRYSTEXXA may be affected. Each of these approved treatments is both less expensive than KRYSTEXXA and available as a pill. Pills are significantly more convenient for patients than KRYSTEXXA, which requires a visit to an infusion center. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability.

There are also a number of companies developing new treatments for gout. Some of these development stage treatments are currently in late stage clinical trials. Depending on their cost, safety, efficacy and convenience, one or more of these new therapies, if approved, could provide substantial competition for KRYSTEXXA.

Moreover, the PPACA portions of which are currently under review by the Supreme Court of the United States, among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. The approval of such versions could result in the earlier entry of similar, competing, and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products. The market entry of these competing products could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results, our overall financial condition and liquidity.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing and distributing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, commercial and management personnel, as well as in acquiring products, product candidates and technologies complementary to, or necessary for, our programs or advantageous to our business.

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

The PPACA, portions of which are currently under review by the Supreme Court of the United States, among other things, permits the FDA to approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. Biological products that are considered to be “reference products” are granted two overlapping periods of data and marketing exclusivity: a four-year period during which no abbreviated biologics license application, or abbreviated BLA, relying upon the reference product may be submitted, and a 12-year period during which no abbreviated BLA relying upon the reference product may be approved by FDA. For purposes of the PPACA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under an abbreviated BLA.

We believe that KRYSTEXXA is a “reference product” that is entitled to both four-year and 12-year exclusivity under the PPACA. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the PPACA, including the exclusivity provisions for reference products. In February 2012, the FDA issued three draft guidance documents that provide its preliminary thoughts on how to interpret and implement the abbreviated BLA provisions of the PPACA. The FDA has requested public comments on these draft guidance documents, including the proper interpretation of PPACA’s exclusivity provisions for reference. It is thus possible that the FDA will decide to interpret the PPACA in such a way that KRYSTEXXA is not considered to be a reference product for purposes of the PPACA or be entitled to any period of data or marketing exclusivity. Even if KRYSTEXXA is considered to be a reference product and obtains exclusivity under the PPACA, another company nevertheless could also market another version of the biologic if such company can complete, and the FDA permits the submission of and approves, a full BLA with a complete human clinical data package. Although protection under PPACA will not prevent the submission or approval of another “full” BLA, the applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to demonstrate safety, purity, and potency (i.e., effectiveness). The market entry of such competing products could decrease the revenue we receive for KRYSTEXXA, which, in turn, could adversely affect our operating results and our overall financial condition.

We may need to raise additional capital to execute upon our commercial strategy for KRYSTEXXA. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

At March 31, 2012, we had $131.0 million in cash, cash equivalents and short-term investments, as compared to $169.8 million at December 31, 2011, and $268.0 million at March 31, 2011. At March 31, 2012, we had an accumulated deficit of $451.8 million.

The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity offerings, product sales and the divestiture of assets that were not core to our strategic business plan. Most recently, in May 2012, we increased our cash position through the net proceeds received from the offer and sale of units comprised of our Senior Secured Discount Notes due 2019 and accompanying warrants, which we refer to collectively as our Senior Notes, and in February 2011 from the offer and sale of our 4.75% Senior Convertible Notes due 2018, a portion of which were exchanged for Senior Notes. We have been less successful in increasing our cash position in recent years through product sales of Oxandrin® and our authorized generic Oxandrin brand equivalent product, oxandrolone, due to a substantial decline in sales. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our cash position and we do not have further non-core assets to divest.

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

Based on our current commercialization plans for KRYSTEXXA, including, among other things, our anticipated expenses relating to sales and marketing activities and the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operations for at least the next two years.

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

The economies of the United States and other countries, particularly in the European Union, continue to be affected by the economic conditions that began with the financial and credit liquidity crisis in late 2008. Although economic conditions began to improve during fiscal 2011 and continued to improve during the first three months of fiscal 2012, there continues to be significant uncertainty as to whether this improvement is sustainable. Furthermore, energy costs, geopolitical issues, sovereign debt issues, and the depressed state of global real estate markets have contributed to increased market volatility. Continued market volatility could adversely affect our stock price, liquidity and overall financial condition.

Our business partners, including the suppliers on which we depend, may be adversely affected by a worsening of the current economic conditions. We cannot fully predict to what extent our business partners and suppliers may be negatively affected and thus to what extent our operations would in turn be affected. We invest our cash and cash equivalents primarily in demand deposits and other short-term instruments with maturities of three months or less at the date of purchase. Since the advent of the global financial crisis in the first calendar quarter of 2008, we have maintained a balance in our investment strategy between objectives of safety of principal, liquidity and return by investing primarily in United States Treasury obligations.

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

In addition, federal legislation now imposes additional requirements. For example, as part of the PPACA, portions of which are currently under review by the Supreme Court of the United States, a federal physician payment disclosure provision based on the Physician Payments Sunshine Act was enacted, which requires pharmaceutical manufacturers to report certain gifts and payments to physicians beginning in 2013. These reports will then be placed on a public database. Failure to so report could subject companies to significant financial penalties.

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

Before obtaining regulatory approval for the sale of KRYSTEXXA in their respective jurisdictions, we must provide foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective. We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States, such as the EMA. Regulatory authorities in jurisdictions outside the United States may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. For example, in December 2010, the Pediatric Committee of the EMA approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which was a condition to our ability to file for marketing approval in the European Union. Further, we may decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA following its approval in other jurisdictions. For example, we have made a post-approval commitment to the FDA that we will conduct the observational trial to further evaluate and identify any serious adverse events associated with the administration of KRYSTEXXA therapy. Finally, we intend to conduct additional clinical trials in connection with our efforts to expand the clinical utility of KRYSTEXXA into populations beyond RCG. Clinical trials of KRYSTEXXA must comply with regulation by numerous regulatory agencies in other countries. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results.

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

        We depend on key members of our management team. In addition, in recent years, due to challenges we faced and changes in our senior management, we have relied at various times more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and more recently, David Norton, who has served as our interim Chief Executive Officer, or CEO, since February 1, 2012, when John Johnson resigned as our CEO and President. While we have commenced the search for a permanent CEO the loss of the services of either of Messrs. Jaeger or Norton, or any other member of our senior management team, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA and the strategic objectives for our company. We have employment agreements with key members of our management team, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

Recruiting and retaining qualified scientific and commercial personnel, including clinical development, regulatory, sales and marketing executives and field personnel, is also critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel and based on our company profile. For example, on March 30, 2012, Kenneth Zuerblis notified us of his resignation, effective May 29, 2012, as our Executive Vice President and Chief Financial Officer. Mr. Zuerblis will remain Executive Vice President & Chief Financial Officer (and principal financial officer) through this 60-day period. Mr. Zuerblis and the Company are in active discussions regarding a consulting arrangement under which, following this 60-day period, he will serve on a consulting basis to assist in the transition of his responsibilities. We also experience competition for the hiring of scientific personnel from universities and research institutions. If we fail to recruit and then retain these personnel, we may not be able to effectively pursue the development of and execute our commercial strategy for KRYSTEXXA.

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

* Qualifying a global secondary source supplier of drug substance, any other change to any of our third-party manufacturers for KRYSTEXXA or any change in the location where KRYSTEXXA is manufactured requires prior FDA review, approval of the manufacturing process and procedures for KRYSTEXXA manufacture. This qualification and FDA review and approval will be costly and time consuming and could delay or prevent the manufacture of KRYSTEXXA at such facility.

We are re-evaluating whether to continue our efforts to validate Fujifilm Diosynth Biotechnologies USA LLC, or Fujifilm, as a potential secondary source supplier of the pegloticase drug substance used in the manufacture of KRYSTEXXA. Should we proceed, this supplier is required to produce validation batches of the drug substance to demonstrate to the FDA, in connection with its consideration of Fujifilm as a secondary source supplier, that the materials produced by this supplier are comparable to those produced at BTG. If we do not establish to the satisfaction of the FDA that the drug substance manufactured by the potential secondary source supplier is comparable to the drug substance manufactured at BTG, we will not be permitted to use the drug substance manufactured by the secondary source supplier in the formulation of KRYSTEXXA for marketing in the United States. During the first quarter of 2010, the conformance batch production campaign commenced, and as a result of batch failures, based on one manufacturing specification, the campaign was terminated in December 2010. We renegotiated the agreement with Fujifilm in June 2011.

Should we seek FDA approval of the Fujifilm secondary source manufacturing facility, we do not expect it to be completed until the first quarter of 2013, at the earliest. If the FDA requires that we conduct clinical or non-clinical trials to demonstrate that the drug substance manufactured by Fujifilm is equivalent to the drug substance manufactured by BTG, we would incur significant additional costs and delays in qualifying Fujifilm for the drug substance. If we elect to manufacture the drug substance used in KRYSTEXXA at the facility of another third-party supplier, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the FDA’s cGMPs and obtain prior FDA approval. Any such new facility could also be subject to a pre-approval inspection by the FDA, and a successful technology transfer and subsequent validation of the manufacturing process would be required by the FDA, all of which are expensive and time-consuming endeavors. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA in quantities sufficient to satisfy market demand and our needs for any future clinical trials or other development purposes.

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

* If the company on which we rely for fill and finish services for KRYSTEXXA is unable to perform these services for us, our business may suffer.

We have outsourced the operation for KRYSTEXXA fill and finish services to a single currently approved company, Sigma-Tau. Until we determine our path forward with a potential secondary source manufacturing facility, we have placed on hold our efforts to engage a secondary third-party fill and finish manufacturer for KRYSTEXXA and plan to continue to rely on Sigma-Tau for fill and finish services for the foreseeable future. At this time, we do not have redundancy in our supply chain for these fill and finish functions and currently have no substitute that can provide these services. If Sigma-Tau is unable to perform these services for us, we would need to identify and engage an alternative company or develop our own fill and finish capabilities. Any new contract fill and finish manufacturer or capabilities that we acquire or develop will need to obtain FDA approval. Identifying and engaging a new contract fill and finish manufacturer or developing our own capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver KRYSTEXXA orders on a timely basis, and we might not have sufficient supply to meet our needs for any future clinical trials or other development purposes, any of which would harm our business.

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

We do not plan to commercially launch KRYSTEXXA on our own in Europe or other markets but will instead explore partnership opportunities in those regions. However, we may be unsuccessful in identifying such partnerships on favorable terms or consummating such partnerships. If we are not successful in these efforts, we may fail to meet our business objectives.

We do not plan to launch KRYSTEXXA on our own in Europe or other markets but will instead explore partnership opportunities in those regions. We may seek development and commercialization for KRYSTEXXA outside the United States. We face significant competition in seeking appropriate partners. In addition, such arrangements may not be scientifically or commercially successful or we may not be able to enter into such partnerships on favorable terms. If we are unable to reach agreement with a development and commercialization partner on favorable terms, or if such an arrangement is terminated, our ability to develop, commercialize and market KRYSTEXXA may be harmed and we may fail to meet our business objectives for KRYSTEXXA.

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

Further, entering into collaborative arrangements for the commercialization of KRYSTEXXA in the European Union and other foreign jurisdictions may also be time consuming, and may not be on terms favorable to us, if we are successful in entering into such arrangements at all. The commercialization of KRYSTEXXA outside the United States would subject us to additional risks, including:

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

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. Generic forms of our product Oxandrin were introduced to the market in late 2006. As a result, our results of operations have been harmed. The composition of matter, methods of manufacturing and methods of use patents expire and, if issued, patent applications relating to KRYSTEXXA would expire between 2019 and 2026. Changes in either patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the PPACA, portions of which are currently under review by the Supreme Court of the United States, allows applicants seeking approval of biosimilar or interchangeable versions of biological products like KRYSTEXXA to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. In addition, such patent litigation is costly and time-consuming and may adversely affect our overall financial condition and liquidity.

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

We have $293 million in aggregate principal amount of outstanding secured and unsecured notes, consisting of our 2018 Convertible Notes and our Senior Notes. We issued $230 million in aggregate principal amount of our 2018 Convertible Notes in February 2011, approximately $122 million of which remains outstanding following the exchange of $108 million in aggregate principal amount of these notes for an equivalent amount of our Senior Notes. The 2018 Convertible Notes bear interest at a rate of 4.75% per year. In May 2012, we issued units comprised of $171 million in aggregate principal amount of our Senior Secured Discount Notes due 2019, and accompanying warrants to purchase approximately 4 million shares of common stock, which we refer to collectively as our Senior Notes. The Senior Notes bear interest at a rate of 3% per year in the first three years and 12% per year thereafter. As described above, $108 million of the Senior Notes were issued in exchange for the equivalent amount of our 2018 Convertible Notes.

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

SAVIENT PHARMACEUTICALS , INC .. (Registrant)

By:	/s/ DAVID Y. NORTON
David Y. Norton
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ KENNETH ZUERBLIS
Kenneth Zuerblis
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

Dated: May 10, 2012

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