Form 10-Q
period 2012-06-30
SAVIENT PHARMACEUTICALS INC
filed 2012-08-09
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of August 5, 2012 was 72,896,447.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$92,463	$114,094
Short-term investments	49,748	55,694
Accounts receivable, net	5,677	4,737
Inventories, net	10,305	10,924
Prepaid expenses and other current assets	7,566	4,186

Total current assets	165,759	189,635

Property and equipment, net	884	833
Deferred financing costs, net	5,058	4,068
Restricted cash	2,970	2,580

Total assets	$174,671	$197,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$5,551	$7,046
Deferred revenues	428	414
Warrant liability	1,490	—
Accrued interest	3,154	4,643
Other current liabilities	20,741	17,962

Total current liabilities	31,364	30,065

Convertible notes, net of discount of $27,225 at June 30, 2012 and $54,542 at December 31, 2011	95,216	175,458
Senior secured notes, net of discount of $51,103 at June 30, 2012	119,838	—
Other liabilities	1,462	3
Stockholders’ Deficit:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 72,859,000 issued and outstanding at June 30, 2012 and 71,502,000 shares issued and outstanding at December 31, 2011	728	715
Additional paid-in-capital	394,077	408,463
Accumulated deficit	(468,180)	(417,603)
Accumulated other comprehensive income	166	15

Total stockholders’ deficit	(73,209)	(8,410)

Total liabilities and stockholders’ deficit	$174,671	$197,116

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product sales, net	$4,626	$1,984	$8,160	$3,274

Cost and expenses:
Cost of goods sold	6,727	1,008	8,447	1,424
Research and development	6,705	7,729	13,951	11,457
Selling, general and administrative	27,327	23,856	51,579	40,493

	40,759	32,593	73,977	53,374

Operating loss	(36,133)	(30,609)	(65,817)	(50,100)
Investment income, net	41	38	84	68
Interest expense on debt	(5,600)	(5,068)	(10,157)	(8,307)
Gain on extinguishment of debt	21,800	—	21,800	—
Other income (expense), net	3,513	(10)	3,513	1,750

Loss before income taxes	(16,379)	(35,649)	(50,577)	(56,589)
Income tax benefit	—	(5,400)	—	(12,810)

Net loss	$(16,379)	$(30,249)	$(50,577)	$(43,779)

Loss per common share:
Basic and diluted	$(0.23)	$(0.43)	$(0.72)	$(0.63)

Weighted-average number of common shares:
Basic and diluted	70,721	70,075	70,596	70,035

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	(16,379)	(30,249)	(50,577)	(43,779)
Other comprehensive loss:
Unrealized loss on securities	—	(1)	—	(1)
Foreign currency translation, net	197	—	151	—

Other comprehensive loss, net	197	(1)	151	(1)

Comprehensive loss	(16,182)	(30,250)	(50,426)	(43,780)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2011	71,502	$715	$408,463	$(417,603)	$15	$(8,410)
Net loss	—	—	—	(50,577)	—	(50,577)
Restricted stock grants	1,596	16	(16)	—	—	—
Amortization of deferred stock-based compensation	—	—	668	—	—	668
Forfeiture of restricted stock grants	(564)	(6)	6	—	—	—
Issuance of common stock from ESPP plan	325	3	334	—	—	337
ESPP compensation expense	—	—	634	—	—	634
Stock option compensation expense	—	—	2,678	—	—	2,678
Consideration for equity option component of extinguished convertible debt	—	—	(18,690)	—	—	(18,690)
Other comprehensive loss	—	—	—	—	151	151

Balance, June 30, 2012	72,859	$728	$394,077	$(468,180)	$166	$(73,209)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(50,577)	$(43,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	194
Accretion of debt discount	4,505	3,587
Gain on extinguishment of debt	(21,800)	—
Change in valuation of warrant liability	(3,792)	—
Amortization of deferred financing costs	287	320
Stock compensation expense	3,980	3,546
Deferred income taxes	—	(7,710)
Other	255	—
Changes in:
Accounts receivable, net	(940)	(1,141)
Inventories, net	619	(5,139)
Prepaid expenses and other current assets	(3,541)	(711)
Other assets	(40)	4
Accounts payable	(1,495)	6,511
Accrued interest on convertible notes	(1,489)	4,400
Other current liabilities	2,794	(609)
Deferred revenues	14	(176)
Other liabilities	511	(6,895)

Net cash used in operating activities	(70,494)	(47,598)

Cash flows from investing activities:
Purchases of held-to-maturity securities	(29,929)	(34,375)
Proceeds from maturities of held-to-maturity securities	35,875	12,747
Capital expenditures	(279)	(91)
Change in restricted cash	(350)	—

Net cash provided by (used in) investing activities	5,317	(21,719)

Cash flows from financing activities:
Proceeds from issuance of common stock	337	477
Proceeds from issuance of debt, net of expenses	43,058	222,697

Net cash provided by financing activities	43,395	223,174

Effect of exchange rate changes	151	—
Net (decrease) increase in cash and cash equivalents	(21,631)	153,857
Cash and cash equivalents at beginning of period	114,094	44,791

Cash and cash equivalents at end of period	$92,463	$198,648

Supplementary Information
Other information:
Income tax paid	$—	$—
Interest paid	$5,470	$20

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at June 30, 2012, the results of its operations for the six-month periods ended June 30, 2012 and 2011, and cash flows for the six-month periods ended June 30, 2012 and 2011. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to investments, accounts receivable, reserve for product returns, inventories, rebates, share-based compensation, warrant liability, valuation of debt and income taxes. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes differing from those on which the Company bases its assumptions.

Note 2— Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

During the quarter ended June 30, 2012, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments - continued

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents the Company’s cash and cash equivalents, investments, embedded derivatives and warrant liability including the hierarchy for its financial instruments measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

June 30, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$21,553	$21,553	$21,553	$—	$—
Money market funds	70,910	70,910	70,910	—	—

Total cash and cash equivalents	92,463	92,463	92,463	—	—

Short-term investments:
Certificates of deposit	49,748	49,748	49,748	—	—

Total short-term investments	142,211	142,211	142,211	—	—

Restricted cash:
Certificates of deposit	2,930	2,930	2,930	—	—

Total restricted cash	2,930	2,930	2,930	—	—

	$145,141	$145,141	$145,141	$—	$—

Liabilities:
Embedded derivatives:
Debt redemption features	$948	$948	$—	$—	$948

Total embedded derivatives	948	948	—	—	948
Warrant liability	1,490	1,490	—	—	1,490

Total	$2,438	$2,438	$—	$—	$2,438

December 31, 2011	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$8,680	$8,680	$8,680	$—	$—
Money market funds	105,414	105,414	105,414	—	—

Total cash and cash equivalents	114,094	114,094	114,094	—	—

Short-term investments:
Certificates of deposit	55,694	55,694	55,694	—	—

Total short-term investments	55,694	55,694	55,694	—	—

Restricted cash:
Certificates of deposit	2,580	2,580	2,580	—	—

Total restricted cash	2,580	2,580	2,580	—	—

Total	$172,368	$172,368	$172,368	$—	$—

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments - continued

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six-month period ended June 30, 2012:

	Warrant Liability	Debt Redemption Features
Level 3
Balance at December 31, 2011	$—	$—
Valuation on May 9, 2012 (date of debt exchange transaction, see Note 7)	5,282	948
Unrealized gain	(3,792)	—

Balance at June 30, 2012	$1,490	$948

The Company determines the fair value of its warrant liability based on the Black-Sholes pricing model. Historical information is the primary basis for the selection of the expected volatility. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the warrants. The expected term is derived from the remaining contractual term of the warrant. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within other expense or income, net on the Company’s consolidated statement of operations.

In accordance with FASB ASC 815, Derivatives and Hedging, the Company has separately accounted for certain contingent debt features of its senior secured notes due 2019, (‘the 2019 Notes’), as described more fully in Note 7, as embedded derivative instruments, which are measured at fair value. Changes in the fair value of these embedded derivatives are recognized in earnings. Key inputs into the valuation model are interest rate volatility, risk-free interest rates, bond yields, credit spreads and certain probabilities determined by management.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments - continued

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable, current liabilities and accounts payable approximate their fair value due to the short-term nature of these instruments.

At June 30, 2012, $122.4 million in principal amount of the 2018 Convertible Notes remained outstanding, which had a carrying value of $95.2 million and a fair value $30.3 million. At December 31, 2011, $230.0 million principal amount of the 2018 Convertible Notes was outstanding, which had a carrying value of $175.5 million and a fair value of $116.4 million. The fair value of the 2018 Convertible Notes at June 30, 2012 and December 31, 2011 was based upon the quoted market prices (Level 1) at June 27, 2012 and December 30, 2011, respectively, which was the last trading day of the each respective period ended.

At June 30, 2012, $170.9 million in principal amount of the 2019 Notes was outstanding, which had a carrying value of $119.8 million and a fair value of $118.2 million.

See Note 7 to the Company’s Consolidated Financial Statements for further discussion of the 2018 Convertible Notes and the 2019 Notes and the exchange agreement.

Note 4—Inventories

At June 30, 2012 and December 31, 2011, inventories at cost, net of reserves, were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials	$2,949	$3,146
Work-in-progress	12,422	10,828
Finished goods	1,158	1,621

Inventory at cost	16,529	15,595
Inventory reserves	(6,224)	(4,671)

Total	$10,305	$10,924

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 5—Property and Equipment, Net

Property and equipment, net at June 30, 2012 and December 31, 2011 is summarized below:

	June 30, 2012	December 31, 2011
	(In thousands)
Office equipment	$3,038	$3,044
Office equipment—capital leases	231	332
Leasehold improvements	1,546	1,546
Construction in progress	66	—

	4,881	4,922
Accumulated depreciation and amortization	(3,997)	(4,089)

Total	$884	$833

Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended June 30, 2012 and 2011, respectively and approximately $0.2 million for each of the six-month periods ended June 30, 2012 and 2011, respectively.

Note 6—Other Current Liabilities

The components of other current liabilities at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Salaries and related expenses	$4,379	$4,086
Reserve for purchase and other contractual commitments	3,577	345
Selling and marketing expense accrual	2,834	721
Accrued royalties	2,014	1,783
Legal and professional fees	1,872	2,776
Returned product liability	1,204	1,087
Severance	989	1,006
Allowance for product returns	871	852
Manufacturing and technology transfer services	616	2,577
Other	2,385	2,729

Total	$20,741	$17,962

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7—Long-Term Obligations

The Company’s Long-term obligations consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Senior secured notes due 2019 (2019 Notes)	$119,838	$—
4.75% convertible notes due 2018 (2018 Convertible Notes)	95,216	175,458
Capital leases	165	38

	215,219	175,496
Less-current portion of capital leases	39	35

Total	$215,180	$175,461

2019 Notes

In February 2011, the Company issued the 2018 Convertible Notes at par ($230.0 million) that become due on February 1, 2018. The Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. On May 9, 2012, the Company issued 2019 Notes and warrants (as discussed below) in exchange for a portion of the existing 2018 Convertible Notes and $46.8 million in cash. Certain Holders exchanged their 2018 Convertible Notes, having an outstanding principal amount of $107.6 million, for units of the Company, or the Units, comprised of the 2019 Notes, having a principal amount at maturity of $107.9 million and warrants to purchase 4,000,019 shares of the Company’s common stock at an exercise price of $1.863 per share. A Unit consists of $1,000 principle amount of Notes and warrants to purchase 23.4 shares of common stock. The 2019 Notes are senior to the 2018 Convertible Notes.

All of the Units and the 2019 Notes and Warrants comprising the Units were issued by the Company without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to qualified institutional buyers and accredited investors. The Units, 2019 Notes and Warrants have not been registered under the Securities Act or any state or other securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act and applicable state securities laws. The 2019 Notes and the Warrants comprising the Units will become separable 180 days after the date of issuance. The 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter.

The 2019 Notes were issued at a discount and will contractually reach their fully accreted principal amount on May 9, 2015, and will mature on May 9, 2019. At any time prior to May 9, 2015, the Company may redeem all or part of the New Notes at a redemption price equal to 100% of the aggregate principal amount of the 2019 Notes to be redeemed, plus the Applicable Premium (as defined in the Indenture). At any time prior to May 9, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes at a redemption price of 106% of the principal amount of the 2019 Notes to be redeemed, with the net cash proceeds of one or more equity offerings. At any time after May 9, 2015 and before May 9, 2016, the Company may redeem all or part of the 2019 Notes at a redemption price of 106% of the principal amount of the 2019 Notes to be redeemed. At any time after May 9, 2016 and before May 9, 2017, the Company may redeem all or part of the 2019 Notes at a redemption price of 103% of the principal amount of the 2019 Notes to be redeemed. At any time after May 9, 2017 and before maturity, the Company may redeem all or part of the 2019 Notes at a redemption price of 100% of the principal amount of the 2019 Notes to be redeemed. All of the above redemptions include accrued but unpaid interest to the redemption date.

The 2019 Indenture contains certain other agreements and restrictions, including, but not limited to: (i) restrictions on the Company’s ability to pay dividends, repurchase the Company’s stock, make early payments on indebtedness that is junior to the 2019 Notes, and make certain investments; (ii) an obligation for the Company to repurchase the 2019 Notes at 101% of the aggregate principle amont, at the option of the Holders, in the event of certain asset sales, change-in-control and other fundamental change events described in the 2019 Indenture; and (iii) restrictions on the Company’s ability to incur additional debt and liens.

The New Notes are secured by substantially all of the assets of the Company and by the assets and securities of certain of the Company’s subsidiaries pursuant to a Pledge and Security Agreement dated as of May 9, 2012 (the “Pledge and Security Agreement”), subject to certain exclusions described in the Indenture and Pledge and Security Agreement.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7—Long-Term Obligations - continued

Accounting for the 2019 Notes

The Company has accounted for the 2019 Notes in accordance with the guidance as set forth in FASB ASC 470, Debt and ASC 815 Derivatives and Hedging. Accordingly, the Company recorded a gain of $21.8 million upon the extinguishment of the exchanged 2018 Convertible Notes. The gain results from the carrying value of the 2018 Convertible Notes exceeding its fair value. The debt issuance costs related to the 2018 Convertible Notes that were exchanged in the amount of approximately $2.2 million are netted against the gain. The 2019 Notes were recorded at fair value. The 2019 Notes contain certain redemption features, noted below, that are considered to be embedded derivatives under ASC 815 and require bifurcation from the host debt.

Equity Offering Redemption Right. At any time prior to May 9, 2015, the Company may, at its option, redeem up to 35% of the aggregate principal amount of New Notes issued by it at a redemption price equal to the Equity Offering Redemption Price of such 2019 Notes (as defined in the 2019 Indenture), plus accrued and unpaid interest to the applicable redemption date, with the net cash proceeds of one or more equity offerings (as defined in the 2019 Indenture); provided that at least 65% of the sum of the aggregate principal amount of the securities originally issued under the 2019 Notes remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such Equity Offering. Notice of any redemption upon any equity offering may be given not less than 30 and not more than 60 days prior to the redemption thereof, and any such redemption or notice

Change of Control Redemption Right. In the event any Fundamental Change (as defined in the 2019 Indenture), which includes certain asset sales and change-in-control, each holder of the 2019 Notes shall a have the right, at such Holder’s option, to require the Company to repurchase all of such Holder’s Notes at a price equal to 101% of the outstanding principal amount at maturity of the Notes (or portions thereof) plus accrued and unpaid interest.

In accordance with FASB ASC 815, Derivatives and Hedging, the Company has separately accounted for the above redemption features as an embedded derivative, which is measured at fair value and included as a component of other liabilities on the Company’s consolidated balance sheets. Changes in the fair value of the embedded derivative are recognized in earnings.

2018 Convertible Notes

The 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. At June 30, 2012, the 2018 Convertible Notes could be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of 2018 Convertible Notes. The Company may not redeem the 2018 Convertible Notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or part of the 2018 Convertible Notes at a redemption price equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest. This conversion rate will be adjusted if the Company makes specified types of distributions or enter into certain other transactions with respect to the Company’s common stock. The 2018 Convertible Notes are unsecured and subordinate to the 2019 Notes.

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after June 30, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2018 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2018 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. At June 30, 2012, the 2018 Convertible Notes were not convertible.

After the May 9, 2019 exchange transaction by certain Holders of the 2018 Convertible Notes, The remaining outstanding principle balance at June 30, 2012 was $122.4 million with a remaining discount of $27.2 million for a net balance at June 30, 2012 of $95.2 million.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7—Long-Term Obligations - continued

The principal balance, unamortized discount and net carrying amount of the 2019 Notes and 2018 Convertible Notes are as follows:

	Liability Component
	Principal Balance	Unamortized Discount	Net Carrying Amount
	(In thousands)
Senior secured notes due 2019	$170,941	$51,103	$119,838
4.75% convertible notes due 2018	122,441	27,225	95,216

	$293,382	$78,328	$215,054

Total interest expense under the Company’s long-term debt obligations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Interest Expense	2012	2011	2012	2011
Accretion of debt discount	$2,852	$2,152	$4,505	$3,587
Amortization of debt issue costs	114	192	287	320

Non-cash interest expense	2,966	2,344	4,792	3,907
Accrued interest	2,634	2,724	5,365	4,400

Total Interest Expense	$5,600	$5,068	$10,157	$8,307

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8—Commitments and Contingencies

Commitments

The Company has committed to a plan of reorganization pursuant to which it intends to reduce annual operating expenses by approximately $54 million by 2013, when compared to the Company’s actual annualized operating expenses for the first half of 2012, excluding the $4.9 million non-cash charge to cost of goods sold during the second quarter of 2012 by reducing non-workforce related operating expenses across all functional areas and by reducing its salary, bonus and benefit related operating costs. In addition, the Company has committed to cash retention payments to certain key employees during 2012 and 2013. The Company’s potential commitment, if all recipients are employed at the time of payment, would be approximately $1.1 million during 2012 and $1.1 million during 2013.

At June 30, 2012, the Company had employment agreements with eight senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.0 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. The Company also currently has in place a severance arrangement with a former President, of which $0.4 million is to be paid in equal installments over the next 5 months. We have also recorded severance expense of $0.6 million in the current period for the Company’s former CFO based on his notification of resignation on March 30, 2012. In addition, in order to secure the retention of executive’s and certain other employees key to the functioning of the Company and prevent any disruption to the strategic development of the Company, the Company granted cash and stock retention awards which vest as to 50% of the award on specific dates over a two-year period to these employees. The Company’s potential commitment, if all recipients are employed at the time of vesting, would be approximately $0.2 million during 2012, $0.9 during 2013 and $0.9 million during 2014.

On January 23, 2012, the Company entered into a lease agreement for office space consisting of approximately 48,000 rentable square feet in Bridgewater, NJ, which will be used as the Company’s principal offices and corporate headquarters. The Company intends to relocate all of its operations to the new facility during the third quarter of 2012. The term of the new lease is 123 months, and the Company has rights to extend the term for two additional five-year terms at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the 123-month term of the new lease is approximately $15.2 million. The Company has arranged for a bank to provide the landlord a letter of credit of $1.6 million, to secure he Company’s obligations under the lease.

The new lease agreement includes fixed escalations of minimum annual lease payments and accordingly, the Company will recognize rent expense on a straight-line basis over the lease-term. Additionally, in connection with the lease, the property owner provided a lease inducement to the Company in the form of a $2.0 million tenant improvement allowance. The leasehold improvement asset and the lease incentive liability will be amortized on a straight-line basis over the term of the lease to depreciation expense and as an offset to rent expense, respectively. Rent expense from operations was approximately $0.9 million and $0.5 million for the three-month periods ended June 30, 2012 and 2011, respectively. Rent expense from operations was approximately $1.6 million and $1.0 million for the six-month periods ended June 30, 2012 and 2011, respectively.

The future annual minimum lease payments for each of the following calendar years are as follows:

June 30, 2012	(In thousands)
Remainder of 2012	$1,618
2013	1,850
2014	1,408
2015	1,432
2016	1,456
2017	1,480
Thereafter	7,228

Total minimum payments	$16,472

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8—Commitments and Contingencies - continued

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

In a civil action filed in the Fayette Circuit Court in Kentucky on August 31, 2007 ( Joseph R. Berger vs. Savient Pharmaceuticals, Inc .), Dr. Joseph Berger alleged that he had entered into an agreement with the Company in December 1993, under which he assigned an invention and patent rights relating to the use of oxandrolone to treat an HIV-related disorder, the “Invention”, to the Company in exchange for its agreement to use him as a researcher in certain clinical trials relating to the Invention, and that the Company had breached that agreement. Berger’s verified complaint requested disgorgement of profits and assignment to Berger of the patents obtained on the Invention. During fact discovery in the action, the Company uncovered an April 6, 1992 Consulting Agreement between Berger and Savient’s predecessor, Gynex Pharmaceuticals (“Gynex”), wherein Berger assigned the Invention to Gynex in consideration of, among other things, $20,000 from Gynex. After the April 6, 1992 agreement was presented to Berger, he filed an amended verified complaint which acknowledged the April 6, 1992 agreement, but contended that the $20,000 paid to him under the Agreement was not consideration for the assignment of the Invention. The Company filed a motion for summary judgment on Berger’s claims and, on August 17, 2009, the Court issued an order granting the Company’s motion and dismissing Berger’s complaint and amended complaint with prejudice. Berger appealed the decision of the trial court granting the Company’s motion for summary judgment, and the Company filed a notice of cross-appeal solely with respect to the decision of the trial court to apply Kentucky law to the facts of the case. On January 4, 2011, the Kentucky Appellate Court issued an order taking up Berger’s appeal and the Company’s cross-appeal on the papers, and on October 14, 2011, the Court upheld the lower court’s decision dismissing Berger’s complaint and amended complaint with prejudice.

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

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of the Company’s 4.75% Convertible Notes, Tang Capital Partners, LP, against the Company and its current directors and one former director in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against us and our current and former directors and also to add additional noteholders as plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against us relating to an alleged event of default under the 2018 Indenture. As with the April 30 and May 21 complaints, the June 29 complaint also alleges, among other things, that the Company is insolvent, and seeks the appointment of a receiver. The Company filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the noteholders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under the Company’s convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a bench ruling granting both of the Company’s motions. Specifically, the Court determined that the noteholders do not have standing to bring an action to appoint a receiver for the Company and that an event of default has not occurred under the Company’s convertible notes. The Court’s decision is subject to appeal by the plaintiffs. The Company has moved to dismiss the remaining claims in the June 29 complaint, but that motion has not yet been decided. On June 8, 2012, the Company filed a cross-complaint against Tang Capital for declaratory and other relief to remedy Tang Capital’s tortious interference with the 2018 Indenture, which remains outstanding.

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

(Unaudited)

Note 8—Commitments and Contingencies - continued

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

Note 9—Stockholders’ Equity

Warrant Liability

On May 9, 2012 the Company issued warrants in connection with a debt exchange transaction between the Company and certain holders of its 2018 Convertible Notes, described more fully in Note7. Pursuant to the terms of the exchange transaction, the Company issued warrants to purchase an aggregate of 4,000,019 shares of the Company’s Common Stock at an exercise price equal to $1.863 per share . The Company may, at its or the warrant-holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant-holder upon exercise.

Due to a clause that adjusts the warrants exercise price, in accordance with ASC 815, the Company is required to record the fair value of the warrants as a liability. The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Other income or expense, net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

The Company determines the fair value of its warrant liability based on the Black-Sholes pricing model. Historical information is the primary basis for the selection of the expected volatility. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the warrants. The expected term is derived from the remaining contractual term of the warrant. At the date of the transaction, the fair value of the warrant liability was $5.3 million. At June 30, 2012 the fair value of the warrant liability was $1.5 million.

During the three and six-month periods ended June 30, 2012, the Company recorded an unrealized gain of $3.8 million within Other Income (Expense), net on its consolidated statement of operations to reflect the decrease in the fair vaue of the warrants.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 10—Earnings (Loss) per Share of Common Stock

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

The Company’s basic and diluted weighted-average number of common shares outstanding as of June 30, 2012 and 2011 were as follows:

	Three Months Ended June, 30		Six Months Ended June, 30
	2012	2011	2012	2011
	(In thousands)
Basic	70,721	70,075	70,596	70,035
Incremental common stock equivalents	—	—	—	—

Diluted	70,721	70,075	70,596	70,035

At June 30, 2012, and 2011, all in-the-money stock options and unvested restricted stock amounting to 1.8 million and 2.6 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. At June 30, 2012 and 2011, approximately 9.3 million and 19.9 million shares related to the Company’s 2018 Convertible Notes, calculated “as if” the 2018 Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period. In addition, 4.0 million shares related to the warrants that were granted in conjunction with the debt exchange transaction described more fully in Note 7 were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

Note 11—Income Taxes

The Company did not record an income tax provision or benefit for the six-month period ended June 30, 2012, due to the fact that the Company can no longer currently benefit from its net operating losses. The Company no longer has the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The total amount of federal, foreign, state and local unrecognized tax benefits was $2.7 million at June 30, 2012 and $2.7 million at December 31, 2011. Interest and penalty expense has not been accrued as the company has significant tax benefits to utilize if the liability is actually realized.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. At June 30, 2012, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain.

In connection with the debt exchange transaction (see Note 7), the Company estimates a tax gain of approximately $54 million, on the cancellation of debt, which exceeds the Company’s book gain of $21.8 million.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12—Share-Based Compensation

In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 2,614,002 shares remain available for issuance pursuant to future grants at June 30, 2012.

Total compensation cost charged against operations for the three-month period ended June 30, 2012 and 2011 was $2.8 million and $1.9 million, respectively. Total compensation cost charged against operations for the six-month periods ended June 30, 2012 and 2011 was $4.0 million and $3.5 million, respectively The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$507	$383	$758	$726
Selling, general and administrative	2,255	1,495	3,222	2,820

Total non-cash compensation expense related to share-based compensation included in operating expense	$2,762	$1,878	$3,980	$3,546

Stock Options

The weighted-average key assumptions used in determining the fair value of stock options granted for the three and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average volatility	95%	100%	94%	92%
Weighted-average risk-free interest rate	0.8%	2.5%	1.0%	2.5%
Weighted-average expected life in years	4.9	3.7	5.4	3.7
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$0.60	$6.57	$1.27	$6.27

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

The Company did not issue any shares of common stock upon the exercise of stock options for the three and six-month periods ended June 30, 2012. For the three and six-month periods ended June 30, 2011, the Company issued 18,500 and 33,000 shares of common stock, respectively, upon the exercise of outstanding stock options and received proceeds of $0.1 million and $0.2 million, respectively. For the three month periods ended June 30, 2012 and 2011, approximately $1.8 million and $0.7 million, respectively, of stock option compensation expense were charged against operations. For the six month periods ended June 30, 2012 and 2011, approximately $3.1 million and $1.6 million, respectively, of stock option compensation expense were charged against operations. As of June 30, 2012, there was $4.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.6 years.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12—Share-Based Compensation - continued

The following table summarizes the activity related to the Company’s stock options for the six-month period ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2011	3,648	$7.98	7.81		$—
Granted	1,196	1.74	—		—
Exercised		—	—		—
Cancelled	(740)	8.88	—		—

Outstanding at June 30, 2012	4,104	$6.05	7.96	$

Exercisable at June 30, 2012	1,782	$7.28	6.40		$—

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Stock Options that Contain Performance or Market-Based Conditions

For the three-month period ended June 30, 2012 the company did not recognize any compensation expense related to stock options that contain performance or market based conditions (“performance options”). For the three month period ended June 30, 2011 approximately $0.2 million of compensation expense related to performance options was charged against operations. For the six-month period ended June 30, 2012 the company recognized approximately $0.5 million of income as a result of reversal of previous recorded compensation expense. For the six month period ended June 30, 2011 approximately $0.3 million of compensation expense related to performance options was charged against operations. As of June 30, 2012, approximately 190,000 performance options remain unvested.

The following table summarizes the activity related to the Company’s performance options for the six-month period ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2011	440	$9.75	9.07	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(250)	9.23	—	—

Outstanding at June 30, 2012	190	$10.43	8.55	$—

Exercisable at June 30, 2012	40	$13.81	7.42	$—

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12—Share-Based Compensation - continued

Restricted Stock and Restricted Stock units

During the three-month periods ended June 30, 2012 and 2011, the Company issued 304,000 and 288,000 shares of restricted stock amounting to $0.2 million and $2.2 million in total aggregate fair market value. During the six-month periods ended June 30, 2012 and 2011, the Company issued 1,597,000 and 751,000 shares of restricted stock amounting to $3.0 million and $ 6.6 million in total aggregate fair market value. For the three-month periods ended June 30, 2012 and 2011, approximately $0.7 million and $0.6 million, respectively, of deferred restricted stock compensation cost were charged against operations. For the six-month periods ended June 30, 2012 and 2011, approximately $1.3 million and $1.2 million, respectively, of deferred restricted stock compensation cost were charged against operations. At June 30, 2012, approximately 1,964,000 shares remained unvested and there was approximately $5.1 million of unrecognized compensation cost related to restricted stock and restricted stock units (“RSU’s”).

The following table summarizes the activity related to the Company’s restricted stock and RSU’s for the six-month period ended June 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2011	811	$8.75
Granted	1,597	1.87
Vested	(180)	9.45
Forfeited	(264)	8.57

Unvested at June 30, 2012	1,964	$3.12

The total grant date fair value of restricted shares vested for the six-month periods ended June 30, 2012 and 2011, was $1.7 million and $1.4 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

For the three-month period ended June 30, 2012 the Company did not recognize any expense related to restricted stock awards that contain performance or market conditions (“performance awards”). For the six-month period ended June 30, 2012, the Company recognized approximately $0.7 million of income as a result of the reversal of previously recorded compensation. For the three-month period ended June 30, 2011 approximately $0.2 million of compensation expense related to performance awards was charged against operations. For the six-month period ended June 30, 2011, approximately $0.2 million of compensation expense related to performance awards was charged against operations.

The following table summarizes the activity related to the Company’s performance awards for the six-month period ended June 30, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2011	306	$9.44
Granted	—	—
Vested	—	—
Forfeited	(300)	9.23

Unvested at June 30, 2012	6	$20.59

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12—Share-Based Compensation - continued

Employee Stock Purchase Plan

In 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory since, along with other factors, it includes a purchase discount of greater than 5%. For the three-month periods ended June 30, 2012 and 2011, approximately $0.3 million and $0.2 million, respectively of compensation expense was charged against income related to participation in the 1998 ESPP. For the six-month periods ended June 30, 2012 and 2011, approximately $0.7 million and $0.3 million of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 13—Other income (expense), Net

The Company’s other income (expense), net for the three and six-month periods ended June 30, 2012 and 2011, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Unrealized gain on change in fair value of warrant liability	$3,792	$—	$3,792	$—
Reversal of interest expense and penalties on unrecognized tax liability	—	—	—	1,762
Foreign currency transaction adjustments	(273)	—	(257)	—
Other non-operating expenses	(6)	(10)	(22)	(12)

Total other income (expense), net	$3,513	$(10)	$3,513	$1,750

Note 14 – Subsequent Events

On August 6, 2012 the Company adopted a stockholder rights plan (the “Rights Plan”), pursuant to which, and in accordance with its certificate of incorporation, the Company designated a new series of preferred stock titled “Series A Junior Participating Preferred Stock” and declared a dividend of one right to buy one one-thousandth of a share of such newly authorized Series A Junior Participating Preferred Stock (each a “Right” and, collectively, the “Rights”) for each share of Savient’s common stock outstanding on August 17, 2012 (the “Record Date”).

The Company elected to implement the Rights Plan in light of the current market environment, including the recent effort by certain holders of the Company’s 2018 Convertible Notes that were adverse to the best interests of the Company and its security holders. The Rights Plan is intended to enable all of the Company’s stockholders to realize the full value of their investment in the Company and to reduce the likelihood that any person or group would gain control of the Company by open market accumulation or other coercive takeover tactics without paying a control premium for all shares. The Rights Plan is not intended to deter offers that are fair and otherwise in the best interests of the Company’s stockholders.

Under the Rights Plan, the Rights in general become initially exercisable if a person or group (i) acquires beneficial ownership of 15% or more of Savient’s common stock or (ii) commences a tender or exchange offer the consummation of which would result in such person or group owning 15% or more of the Company’s common stock. In that situation, each holder of a Right (other than the acquiring person or group of acquiring persons, whose Rights will become void and will not be exercisable) will be entitled to purchase a number of shares of Savient’s common stock equal to the exercise price of the Right divided by one-half of the current market price of such common stock as of the date of the event that resulted in the Rights becoming exercisable. The Rights may be redeemed for a nominal amount at any time before any person or group becomes an acquiring person or group of acquiring persons.

The Company intends to solicit stockholder approval for the Rights Plan on or prior to the close of business on August 6, 2013, the twelve month anniversary of the Rights Plan’s adoption by the Company’s Board of Directors (the “Rights Plan Proposal”). If the Rights Plan Proposal does not receive the affirmative vote of the majority of shares present in person or represented by proxy at a meeting of stockholders duly called for such purpose and entitled to vote on the matter, then the Rights Plan will automatically terminate at the close of business on August 6, 2013. Otherwise, under the Rights Plan’s terms, it will expire at the close of business on August 6, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, projected costs, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” and “would,” and similar expressions, to identify forward-looking statements. In particular, any statements about our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA, market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community, our ability to execute on our plans for the expansion of clinical utility for KRYSTEXXA, our market expansion plans for KRYSTEXXA outside the United States, including our Marketing Authorization Application, which we filed with the European Medicine Agency last year, our ability to service our outstanding debt obligations, market acceptance of reimbursement risks with third-party payors, and the risk that the market for KRYSTEXXA is smaller than we have anticipated, our financing needs and liquidity, and the market size for KRYSTEXXA and its expected degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, future performance, sales efforts, expenses, interest rates, and the outcome of contingencies, such as legal proceedings, and financial results.

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

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® (pegloticase) in the United States, completing the launch planning, and seeking regulatory approval, for KRYSTEXXA outside of the United States, particularly in the European Union, via collaborations and partnerships, and investigating the expansion of the clinical utility for KRYSTEXXA. In Europe and the rest of the world, we continue to see significant opportunity and great interest in KRYSTEXXA. At the current time, we are exploring partnership opportunities for the launch of KRYSTEXXA in Europe and other foreign markets in those regions. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. We implemented the first phase of the promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011. Beginning in January 2012, we began the second phase of the launch with commercial activities which include outreach by our sales force to nephrologists and podiatrists, as well as previously targeted rheumatologists.

KRYSTEXXA is indicated for the treatment of chronic gout in adult patients refractory to conventional therapy, a condition referred to as Refractory Chronic Gout, or RCG. RCG occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of asymptomatic hyperuricemia, an elevation of blood concentration of uric acid that is not accompanied by signs or symptoms of gout.

Gout develops when urate accumulates in the tissues and joints as a result of elevated uric acid concentrations in the blood, and is usually associated with bouts of severe joint pain and disability, referred to as gout flares, and deposits of crystalline urate in joints, skin or cartilage, which may occur in concentrated forms, referred to as gout tophi. The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid to allantoin, which is readily eliminated primarily through the kidney. We believe that treatment with KRYSTEXXA provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of adult patients in the United States who are suffering from RCG, which we refer to as the KRYSTEXXA Market Study. The KRYSTEXXA Market Study was conducted using both secondary data sources and primary market research. The secondary data sources were used to quantify the diagnosed prevalent gout population and the treated gout population and included all available published literature, the National Health and Nutrition Examination Survey, or NHANES, a program of studies sponsored by the United States Centers for Disease Control and Prevention designed to assess the health and nutritional status of adults and children in the United States, Medicare claims data and commercial insurance claims data. The KRYSTEXXA Market Study was completed in July 2011 and indicated that there are approximately 120,000 RCG patients in the United States, which represents approximately 4.2% of the overall annual treated gout population in the United States. The total available market opportunity for KRYSTEXXA will ultimately depend on, among other things, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians to administering clinicians. The FDA granted KRYSTEXXA orphan drug designation in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. The composition, manufacture and methods of use and administration of KRYSTEXXA are also the subject of a broad portfolio of patents and patent applications, which we expect will provide patent protection through 2026, assuming issuance of patents from currently pending patent applications.

On July 9, 2012, we initiated a reorganization plan which includes organizational changes designed to improve our operational efficiencies while ensuring continued focus on the commercialization of KRYSTEXXA and the advancement of our clinical development programs. As part of the initiative, we decreased our work-force by approximately 35%, including vacancies, effective September 10, 2012. After the effective date of the reduction in force, we will have a sales force consisting of 37 key account managers, three regional directors, four managed care executives and four area business specialists. To support the safe and effective use of KRYSTEXXA in the commercial setting, we have a field-based medical affairs function consisting of 6 regional medical scientists, or RMSs, who educate clinicians through reactive presentations of the clinical data. As we proceed forward with the commercialization of KRYSTEXXA, we may adjust the size of our organization as necessary. Our sales force targets rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG, as well as podiatrists who may also treat patients with RCG.

Our reorganization plan is expected to generate approximately $54 million in annual operating expense savings by 2013 as compared to our actual annualized operating expenses for the first half of 2012, excluding the $4.9 million non-cash charge to cost of goods sold during the second quarter of 2012. Additionally, we expect to incur approximately $9.2 million in lower operating expenses during 2012, net of approximately $2.7 million in employee severance and retention program costs, as part of the reorganization plan. Savings from these actions is expected to support our future growth strategies.

To date, our sales force has reached over 90% of key rheumatologists, and 57% of key nephrologists located in private practices, infusion centers, hospitals, academic institutions and U.S. Department of Veterans Affairs, or the VA, medical centers. However, we believe that sales of KRYSTEXXA have been hampered by the lack of information that was available to prescribers at the time of the commercial launch of KRYSTEXXA and concerns over Medicare Part B reimbursement. In an effort to address the lack of information available to prescribers, in August 2011 we published in the Journal of the American Medical Association, or JAMA, data from our two pivotal KRYSTEXXA Phase 3 clinical trials in patients with RCG. The data published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial percentage of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. In addition, 40% of patients with gouty tophi at baseline receiving KRYSTEXXA every two weeks experienced complete resolution of one or more tophi by the final study visit, compared to 7% of patients on placebo. The data published also included a summary of adverse events that occurred in at least 5% of the patients in the trial, including gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting. In addition, a manuscript showing the improvement in patient reported outcomes following treatment with KRYSTEXXA has been published in the June 27, 2012 Journal of Rheumatology. Unlike the objective end points of a clinical trial, such as the lowering of serum uric acid, the patient reported outcomes measure subjective aspects, such as reduction in pain, or improvement in the patient’s quality of life.

We have submitted data from our open label long-term extension trial to a major rheumatology journal. This report provides key clinical data on patients who have been receiving KRYSTEXXA for an additional 30 months and is critical for clinicians as they better determine the clinical benefits of long-term use of KRYSTEXXA for their patients and how to manage possible side effects. Additionally, a review article on RCG and the use of pegloticase was published in the April 2012 issue of the International Journal of Clinical Rheumatology. Furthermore, an appraisal of the role of pegloticase in the management of gout was published in the 2012 issue of Open Access Rheumatology: Research and Reviews.

In June 2012, we presented data at an oral session conducted by the European League Against Rheumatism (EULAR) 2012 congress that demonstrated that patients with RCG who also suffer from chronic kidney disease, or CKD, stages one through four, responded to treatment with KRYSTEXXA. We believe this is a significant finding as there are currently limited treatment options available for gout patients with CKD because impaired kidney function can reduce the ability of conventional gout treatments to lower uric acid and decrease a patient’s threshold for treatment-related toxicity. Six additional abstracts, including a study measuring the impact of gout pain on quality of life in Western Europe, were accepted for presentation or publication at EULAR. We published data in the July 2012 issue of The Journal of Rheumatology showing that adult patients with RCG treated bi-weekly with KRYSTEXXA experienced statistically significant and clinically meaningful improvements in health-related quality of life, or HRQOL, pain and physical function.

We received a permanent Medicare Part B reimbursement code, effective as of January 1, 2012, which facilitates reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We were also awarded a contract from the VA which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our list selling price. In addition, KRYSTEXXA currently enjoys broad coverage for RCG patients through managed care and private payor organizations.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA through September 30, 2011. We believe that this initiative allowed patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense, and re-introduced the KPIP in March 2012 for a one year period.

Since the launch of KRYSTEXXA, we conducted 210 speaker programs, 104 of which were conducted in the second quarter of 2012 alone, reaching over 2,600 healthcare professionals.

We have built an inventory of finished KRYSTEXXA product at June 30, 2012, that is packaged and labeled for distribution, and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least 2014.

In December 2010, the Pediatric Committee of the European Medicines Agency, or EMA, approved our pediatric investigation plan for the treatment and prevention of hyperuricemia in pediatric patients undergoing chemotherapy for hematologic malignancies, which is a condition to filing for marketing approval for KRYSTEXXA in the European Union.

In support of our launch planning activities for KRYSTEXXA outside of the United States, in May 2011 we submitted a Marketing Authorization Application, or MAA, for centralized review in the European Union. Also in May 2011, we received validation of the MAA that was filed with the EMA for KRYSTEXXA for the treatment of RCG in adult patients, which resulted in the initiation of the EMA’s regulatory review process. We anticipate an EMA approval of our MAA for KRYSTEXXA during the second half of 2012. In March 2012, KRYSTEXXA was made available in the European Union to healthcare professionals and their patients suffering from RCG through a Named Patient Program. The program was initially offered on a for-fee basis but has been offered free of charge since July 2012. This program is sponsored by our wholly-owned subsidiary, Savient Pharma Ireland Limited and managed by a third-party service provider.

In further support of our launch planning activities for KRYSTEXXA in Europe, we have advanced the development of reimbursement and pricing plans for the region and engaged RMS’s for our key markets and commenced Key Opinion Leader, or KOL, interactions. In addition, in January of 2012, we appointed David Veitch as President of our European subsidiary, Savient Pharma Ireland Limited. Mr. Veitch is leading our European organization and efforts focused on KOL development in key European markets and launch planning activities as well as assisting us with our exploration of partnership opportunities in Europe and the rest of the world.

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

On May 9, 2012, holders of our currently outstanding 2018 Convertible Notes exchanged approximately $108.0 million (principal amount) of such notes for Units, comprised of 2019 Notes, having a principal amount upon full accretion equivalent to the principal amount of the corresponding exchanged 2018 Convertible Notes, and warrants to purchase approximately 4.0 million shares of our common stock at an exercise price of $1.863 per share. The 2019 Notes were recorded at a discount of approximately 70%. In addition to the accretion of principal, the 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter until their maturity date. The 2019 Notes contractually reach their fully accreted principal amount on May 9, 2015, and will mature on May 9, 2019. Simultaneously, the holders of the 2018 Convertible Notes which were exchanged also purchased additional Units, comprised of 2019 Notes and warrants, the purchase price was $46.8 million. The principal amount of the 2019 Notes issued upon the exchange of the 2018 Convertible Notes, plus the 2019 Notes issued to the holders upon purchase of the additional Units, is $170.9 million. The 2019 Notes are secured by substantially all of our assets and by the assets and securities of certain of our subsidiaries.

Recent Changes in our Senior Management

On July 9, 2012, the Company’s board of directors (the “Board”) named Louis Ferrari as President and Chief Executive Officer of the Company. Mr Ferrari was also appointed to serve as a member of the Board.

On May 29, 2012, David Gionco was named Group Vice President - Chief Accounting Officer and Treasurer, upon the departure of Kenneth Zuerblis, who resigned as our Executive Vice President and Chief Financial Officer. Mr. Zuerblis is currently serving as an advisor to the Company on a consulting basis while we are actively searching for a new CFO.

Results of Operations

For six-month period ended June 30, 2012, our operating results were substantially driven by expenses related to the commercialization of KRYSTEXXA. We anticipate net operating losses for the remainder of 2012 and foreseeable future as we continue to commercialize and develop KRYSTEXXA. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

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

The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(In thousands)
Cost of goods sold	$6,727	16.5%	$1,008	3.1%	$8,447	11.4%	$1,424	2.6%
Research and development	6,705	16.5%	7,729	23.7%	13,951	18.9%	11,457	21.5%
Selling, general & administrative	27,327	67.0%	23,856	73.2%	51,579	69.7%	40,493	75.9%

Total costs and expenses	$40,759	100.0%	$32,593	100.0%	$73,977	100.0%	$53,374	100.0%

Our net revenues of $4.6 million and $8.2 million for the three and six-month periods ended June 30, 2012 were derived primarily from product sales of KRYSTEXXA. Following the full commercial launch of KRYSTEXXA in February 2011, sales levels have increased and we expect continued sales momentum for the remainder of 2012 and into 2013.

Our future revenues depend on our success in the commercialization of KRYSTEXXA including:

•	whether we are successful in executing our commercial strategy for KRYSTEXXA

•	market acceptance of KRYSTEXXA by physicians and patients in the largely previously untreated RCG patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and to what extent our label expansion activities for KRYSTEXXA are successful,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States, and

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(In thousands)
KRYSTEXXA	$3,997	86.4%	1,091	55.0%	$7,065	86.6%	$1,350	41.2%
Oxandrolone	544	11.8%	748	37.7%	966	11.8%	1,812	55.4%
Oxandrin	85	1.8%	145	7.3%	129	1.6%	112	3.4%

	$4,626	100.0%	$1,984	100.0%	$8,160	100.0%	$3,274	100.0%

Results of Operations for the Three-Month Periods Ended June 30, 2012 and June 30, 2011

Revenues

Net revenues increased $2.6 million, or 133%, to $4.6 million for the three-month period ended June 30, 2012, from $2.0 million for the three-month period ended June 30, 2011, as a result of the continued sales momentum of KRYSTEXXA.

Sales of Oxandrin, and our authorized generic version of Oxandrin, oxandrolone, decreased by $0.3 million, or 30%, to $0.6 million for the three month-period ended June 30, 2012. We expect that sales of Oxandrin and oxandrolone will decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan on seeking a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products.

Cost of goods sold

Cost of goods sold increased $5.7 million, or 567%, to $6.7 million for the three-month period ended June 30, 2012, from $1.0 million for the three-month period ended June 30, 2011. During the second quarter 2012, we recorded a $4.9 million charge against operations primarily related to in process and finished goods KRYSTEXXA inventory that we do not believe we will be able to sell through to commerce, prior to expiration. Additionally, a portion of the charge relates to certain future minimum purchase commitments of raw material for use in manufacturing of KRYSTEXXA finished product that we do not believe will be required based upon future estimated production levels. We did not have a similar charge in the second quarter 2011.

Research and development expenses

Research and development expenses decreased $1.0 million, or 13%, to $6.7 million for the three-month period ended June 30, 2012, from $7.7 million for the three-month period ended June 30, 2011. The decrease is primary due to prior year costs associated with our potential secondary source supplier of pegloticase drug substance relating to validation batch production coupled with fees to reserve manufacturing capacity, partially offset by current year expenses related our post-FDA approval clinical studies for KRYSTEXXA.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.4 million, or 15%, to $27.3 million for the three-month period ended June 30, 2012, from $23.9 million for the three-month period ended June 30, 2011, primarily due to increased selling and marketing expenses associated with our marketing and commercialization efforts for KRYSTEXXA and an increase in legal expenses.

Gain on extinguishment of debt

We recorded a gain of approximately $21.8 million upon the extinguishment of our 2018 Convertible Notes during the three-month period ended June 30, 2012. The gain arose as the fair value of the 2018 Convertible Notes was less than its carry value at the time of the transaction. The debt issuance costs related to the 2018 Convertible Notes exchanged are approximately $2.2 million and are netted against the gain on extinguishment of debt recorded in our financial statements. See Note 7 to our consolidated financial statements for further discussion of the debt exchange transaction.

Interest expense

Interest expense on our 2018 Convertible Notes and 2019 Notes increased $0.5 million, or 10%, to $5.6 million for the three-month period ended June 30, 2012, from $5.1 million for the three-month period ended June 30, 2011. The increase in interest expense reflects the 2019 Notes that were issued on May 9, 2012. Interest expense for the three-month period ended June 30, 2012 primarily reflects $2.6 million of cash interest expense from our 2018 Convertible Notes and 2019 Notes coupled with $3.0 million of non-cash interest expense. Interest expense for the three-month period ended June 30, 2011, reflected $2.7 million of cash interest expense from our 2018 Convertible Notes coupled with $2.3 million of non-cash interest expense.

Other income (expense), net

Other income, net increased $3.5 million for the three-month period ended June 30, 2012 related to the decrease in the fair value of our warrant liability as a result of the mark-to-market valuation adjustment in the current reporting period, primary driven by our lower underlying common stock price since the date of issuance of the warrants.

Income tax benefit

We recorded no income tax benefit or provision for the three-month period ended June 30, 2012.

Results of Operations for the Six-Month Periods Ended June 30, 2012 and June 30, 2011

Revenues

Net revenues increased $4.9 million, or 149%, to $8.2 million for the six-month period ended June 30, 2012, from $3.3 million for the six-month period ended June 30, 2011, as a result of the continued sales momentum of KRYSTEXXA.

Sales of Oxandrin, and our authorized generic version of Oxandrin, oxandrolone, decreased by $0.8 million, or 43%, to $1.1 million for the six-month-period ended June 30, 2012. We expect that sales of Oxandrin and oxandrolone will decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan on seeking a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products.

Cost of goods sold

Cost of goods sold increased $7.0 million, or 493%, to $8.4 million for the six-month period ended June 30, 2012, from $1.4 million for the six-month period ended June 30, 2011. During the six month periods ended 2012, we recorded a $4.9 million charge against operations primarily related to in process and finished goods KRYSTEXXA inventory that we do not believe we will be able to sell through to commerce, prior to expiration. Additionally, a portion of the charge relates to certain future minimum purchase commitments of raw material for use in manufacturing of KRYSTEXXA finished product that we do not believe will be required based upon future estimated production levels. We did not have a similar charge in the six month periods ended 2011.

Research and development expenses

Research and development expenses increased $2.5 million, or 22%, to $14.0 million for the six-month period ended June 30, 2012, from $11.5 million for the six-month period ended June 30, 2011 primary due to expenses related our post-FDA approval clinical studies for KRYSTEXXA, and higher compensation expenses as a result of increased headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.1 million, or 27%, to $51.6 million for the six-month period ended June 30, 2012, from $40.5 million for the six-month period ended June 30, 2011, primarily due to increased selling and marketing expenses associated with KRYSTEXXA, our marketing and commercialization efforts coupled with higher compensation expenses as a result of increased headcount that we had been adding prior to committing to our reduction in workforce plan described previously and increased legal related expenses.

Gain on extinguishment of debt

We recorded a gain of approximately $21.8 million upon the extinguishment of our 2018 Convertible Notes during the six-month period ended June 30, 2012. The gain arose as the fair value of the 2018 Convertible Notes was less than its carry value at the time of the transaction. The debt issuance costs related to the 2018 Convertible Notes exchanged are approximately $2.2 million and are netted against the gain on extinguishment of debt recorded in our financial statements. See Note 7 to our consolidated financial statements for further discussion of the debt exchange transaction.

Interest expense

Interest expense on our 2018 Convertible Notes and 2019 Notes increased $1.9 million, or 22%, to $10.2 million for the six-month period ended June 30, 2012, from $8.3 million for the six-month period ended June 30, 2011. The increase in interest expense reflects the 2019 Notes that were issued on May 9, 2012. Interest expense for the six-month period ended June 30, 2012 primarily reflects $5.4 million of cash interest expense from our 2018 Convertible Notes and 219 Notes coupled with $4.8 million of non-cash interest expense. Interest expense for the six-month period ended June 30, 2011, reflected $4.4 million of interest expense from our 2018 Convertible Notes coupled with $3.9 million of non-cash interest expense.

Other income (expense), net

Other income, net increased $1.8 million for the six-month period ended June 30, 2012 primarily related to the decrease in the fair value of our warrant liability as a result of the mark-to-market valuation adjustment in the current reporting period, primary driven by our lower underlying common stock price since the date of issuance of the warrants. In addition, the six-month period ended June 30, 2011 reflects a benefit received as a result of the reversal of a $1.8 million liability for accrued interest and penalties relating to the reversal of an unrecognized tax benefit liability.

Income tax benefit

We recorded no income tax benefit or provision for the six-month period ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012, we had $142.2 million in cash, cash equivalents and short-term investments as compared to $169.8 million at December 31, 2011. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal.

In February 2011, the Company issued the 2018 Convertible Notes at par ($230 million) that become due on February 1, 2018. The Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. On May 9, 2012, the Company issued 2019 Notes and warrants (as discussed below) in exchange for a portion of the existing 2018 Convertible Notes and $46.8 million in cash. Certain Holders exchanged their 2018 Convertible Notes, having an outstanding principal amount of $107.6 million, for units of the Company, or the Units, comprised of the 2019 Notes, having a principal amount at maturity of $107.9 million and warrants to purchase 4,000,019 shares of the Company’s common stock at an exercise price of $1.863 per share. A Unit consists of $1,000 principle amount of Notes and warrants to purchase 23.4 shares of common stock. The 2019 Notes are senior to the 2018 Convertible Notes. In connection with the debt exchange discussed above, certain discount amortization and interest will be permanently disallowed for income tax purposes over the life of the 2019 Notes.

We have used and will continue to use in the future, the net proceeds from the issuance of our debt to commercialize KRYSTEXXA in the United States, including for marketing activities, funding clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States particularly in the European Union, and for general corporate purposes, including working capital. As a result, our management has broad discretion to use the net proceeds from our debt issuances. Pending the application of the net proceeds, we invest the net proceeds in short-term U.S. Treasury money market funds and bank certificates of deposit.

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

Cash Flows

Cash used in operating activities for the six-month period ended June 30, 2012 was $70.5 million, which substantially reflects our $50.6 million net loss for the period and the non-cash activity resulting from the $21.8 million gain on extinguishment of debt and the $3.8 million mark-to-market valuation adjustment to our warrant liability. Cash provided by investing activities of $5.3 million for the six-month period ended June 30, 2012 reflects the net impact of purchases and maturities of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities of $43.4 million for the six-month period ended June 30, 2012 primarily reflects cash proceeds received from the 2019 Notes.

Cash used in operating activities for the six months ended June 30, 2011 was $47.6 million, which reflects our net loss for the period of $43.8 million, as well as a non-cash gain of $1.8 million as a result of an unrecognized tax benefit. Cash used in investing activities of $21.7 million during the six months ended June 30, 2011 reflects the purchase of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities for the six months ended June 30, 2011 was $223.1 million mainly due to the cash proceeds received from the issuance of the 2018 Convertible Notes for $222.7 million.

Funding Requirements

We continue to focus our efforts on commercializing KRYSTEXXA, supporting our development activities and exploring partnership opportunities while seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the European Union, and undertaking clinical trials and other research and development activities to pursue label expansion for KRYSTEXXA:

Our future capital requirements will depend on many factors, including:

•	whether we are successful in executing out commercial strategy for KRYSTEXXA,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the cost of clinical trials directed to potential expansion of clinical utility opportunities for KRYSTEXXA,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of manufacturing activities,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA, and

•	the timing and cost involved in obtaining regulatory approvals for KRYSTEXXA in countries other than the United States.

As we continue to commercialize KRYSTEXXA, we expect that our cash needs will increase, and we may need to seek additional funding through customary methods, or to explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our common stockholders. Our ability to raise additional funds through the issuance of debt securities or borrowings is limited by our current indebtedness, and any new indebtedness we may incur could become subject to substantial interest expense and financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we explore a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. If funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3 -5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations	$293,382	$—	$—	$—	$293,382
Interest on long-term debt obligations	129,663	10,944	24,080	52,658	41,981
Capital lease obligations	165	39	64	62	—
Operating lease obligations	16,645	2,827	2,901	2,944	7,973
Purchase commitment obligations (1)	73,021	41,564	17,842	13,615	—
Other commitments (2)	6,885	5,394	1,491	—	—

Total	$519,761	$60,768	$46,378	$69,279	$343,336

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(2)	Other commitments include an aggregate of approximately $1.0 million in sales-based milestone payments that will become due and payable to Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP, on the attainment of specified KRYSTEXXA sales targets. Other commitments also reflects the following severance and retentions arrangements:

i.	As a part of the reorganization plan, we have committed to cash retention payments to certain key employees during 2012, and 2013. Our potential commitment, if all recipients are employed at the time of payment, would be approximately $1.1 million during 2012 and an additional $1.1 million during 2013.

ii.	We have in place a severance arrangement with a former President, of which $0.4 million is to be paid in equal installments over the next 5 months. We have also recorded severance expense of $0.6 million in the current period for our former CFO based on his notification of resignation on March 30, 2012. In addition, in order to secure the retention of executive’s and certain other employees key to the functioning of our Company and prevent any disruption to the strategic development of our Company, we granted cash and stock retention awards to senior management employees which vest as to 50% of the award on specific dates over a two-year period. Our potential commitment, if all recipients are employed at the time of vesting, would be approximately $0.2 million during 2012, $0.9 during 2013 and $0.9 million during 2014.

Excluded from the above table are employment agreements with eight senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.0 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year period unless either party gives the other notice of non-renewal.

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

We have a liability for unrecognized tax benefits of $2.7 million at June 30, 2012. We are unable to estimate the timing of any future payments for this liability, if any.

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

Accounting Pronouncements

During the quarter ended June 30, 2012, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and our Chief Accounting Officer, or CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and our CAO, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and our CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and six month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other Litigation

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of the our 4.75% Convertible Notes, Tang Capital Partners, LP, against us and our current and former directors in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against us and our current directors and also to add additional noteholders as plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against us relating to an alleged event of default under the 2018 Indenture. As with the April 30 and May 21 complaints, the June 29 complaint also alleged, among other things, that we are insolvent, and sought the appointment of a receiver for us. We filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the noteholders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under our convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a bench ruling granting both of our motions. Specifically, the Court determined that the noteholders do not have standing to bring an action to appoint a receiver for us and that an event of default has not occurred under our convertible notes. The Court’s decision is subject to appeal by the plaintiffs. We have moved to dismiss the remaining claims in the June 29 complaint, but that motion has not yet been decided. On June 8, 2012, we filed a cross-complaint against Tang Capital for declaratory and other relief to remedy Tang Capital’s tortious interference with the 2018 Indenture, which remains outstanding. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.

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

These forward-looking statements include, among other things, statements about:

•	our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA,

•	market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community,

•	our ability to execute on our plans for the expansion of the clinical utility for KRYSTEXXA,

•	our market expansion plans for KRYSTEXXA outside the United States, including our Marketing Authorization Application, or MAA, which we filed with the European Medicine Agency, or EMA, last year,

•	market acceptance of reimbursement risks with third-party payors during the initial phases of market introduction,

•	the risk that the market for KRYSTEXXA is smaller than we have anticipated, our ability to achieve profitability and raise the additional capital needed to achieve our business objectives,

•	our reliance on third parties to manufacture KRYSTEXXA,

•	our ability to service our outstanding debt obligations, and

•	risks associated with stringent government regulation of the biopharmaceutical industry.

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

Risks relating to the commercialization and further development of KRYSTEXXA® and our ability to accomplish our future business objectives

* Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. Commercializing KRYSTEXXA in the United States is complex and requires substantial capital resources. If our U. S. commercialization strategy is unsuccessful, market acceptance of KRYSTEXXA may be harmed, and we will not achieve the revenues that we anticipate and may need additional funding.

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

During 2011, we implemented the first phase of the promotional launch of KRYSTEXXA in the United States with our sales force commencing field promotion to physicians on February 28, 2011. Beginning in January 2012, we began the second phase of the launch with commercial activities including increased outreach by our sales force to specialties other than rheumatologists, such as nephrologists and podiatrists that may also see patients with Refractory Chronic Gout, or RCG. The successful execution of our commercial strategy continues to be a complex and ongoing process and requires substantial capital resources. We have no prior experience commercializing a biologic drug product. If we are not successful in executing our commercialization strategy, market acceptance of KRYSTEXXA may be harmed, we will not achieve the revenues that we anticipate and we may need additional funding or seek a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funds.

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

* If we are not successful in retaining our existing sales and marketing personnel in the United States and maintaining an appropriate sales and marketing infrastructure in the United States, our ability to commercialize KRYSTEXXA and generate product sales in the United States will be impaired.

We have re-established our internal sales, marketing and commercialization infrastructure and capabilities, directed toward our commercialization of KRYSTEXXA in the United States. These efforts have been and will continue to be difficult, expensive and time consuming. We may not have accurately estimated the size or capabilities of the sales force necessary to successfully commercialize KRYSTEXXA in the U. S. and may not be able to attract, hire, train and retain the qualified sales and marketing personnel necessary to achieve or maintain an effective sales and marketing force for the sale of KRYSTEXXA in the U. S., or we may have underestimated the time and expense to achieve this objective. Similarly, we may not be successful in establishing necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If our internal sales, marketing, and commercialization infrastructure proves to be inadequate, our ability to market and sell KRYSTEXXA and generate revenue from sales to customers in the U. S. will be impaired and result in lower than expected revenues.

Our business and ability to repay our obligations may be harmed if we have inaccurately predicted the market size for KRYSTEXXA.

The market size for KRYSTEXXA is difficult to predict with accuracy. We currently estimate the total addressable market for KRYSTEXXA to be approximately 120,000 patients in the United States, based on a KRYSTEXXA Market Study that was completed in July 2011. However, the actual number of adult patients with RCG in the United States market may be substantially lower than our estimate. While we have also initiated a clinical development plan to expand the clinical utility of KRYSTEXXA into populations beyond RCG, we do not currently have an estimate of the size of the potential expanded market. Ultimately, the total addressable market opportunity for KRYSTEXXA will depend on, among other things, our marketing and sales efforts, the potential success of label expansion activities, reimbursement and market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community. In addition, we are also currently engaged in market sizing studies for KRYSTEXXA with respect to the European Union and the rest of the world.

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

* The commercial success of KRYSTEXXA will depend upon the degree of its market acceptance by RCG patients, physicians, infusion site personnel, healthcare payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

Those patients who suffer from RCG comprise a patient population that has previously failed other treatments. However, KRYSTEXXA may not gain or maintain market acceptance by these RCG patients, or by physicians, infusion site personnel, healthcare payors or others in the medical community. Additionally, we believe that a significant number of potential patients for KRYSTEXXA may be treated by nephrologists and podiatrists whom we have recently begun to educate about KRYSTEXXA in order to facilitate referrals of patients to rheumatologists or other infusion providers who will administer KRYSTEXXA. If we are unsuccessful in educating these specialists about KRYSTEXXA, or if they do not refer patients to sites of care, we do not expect to achieve an appropriate level of market acceptance for KRYSTEXXA. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing KRYSTEXXA and could limit its commercial success and result in lower than expected revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including:

•	its efficacy and potential advantages over other treatments,

•

the extent to which physicians are successful in treating patients with other products or treatments, such as allopurinol and Uloric® (febuxostat), which, because they are pills, offer greater convenience and ease of administration and are substantially less expensive compared to KRYSTEXXA,

•	whether patients remain on KRYSTEXXA or are able to be successfully managed with allopurinol or Uloric following treatment with KRYSTEXXA,

•	the extent to which physicians and patients experience similar or improved clinical results to that reported on the approved product labeling,

•	market acceptance of the per vial cost at which we sell KRYSTEXXA in the United States of approximately $2,576 for a single dose of treatment once every two weeks,

•

the extent to which sales of KRYSTEXXA are limited by concern among physicians and patients over the boxed warning on the approved product label for KRYSTEXXA warning of anaphylaxis and infusion reactions,

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

* The FDA approved our Biologics License Application, or BLA, with a final label that prescribes safety limits and warnings, including a boxed warning, and we are required to implement post-approval commitments and a REMS program to minimize the potential risks of the treatment of KRYSTEXXA. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA and result in lower than expected future earnings.

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

We are also required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The current REMS program includes a Communication Plan to healthcare providers and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA may further revise the REMS program at any time, which could impose significant additional obligations and commitments on us in the future or may require post-approval clinical or non-clinical studies. The FDA is also requiring that we conduct an observational trial, which is currently underway, in 500 patients treated with KRYSTEXXA for one-year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA. In addition, the FDA is requiring us to conduct several post-approval non-clinical and chemistry, manufacturing and control, or CMC, studies currently underway. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA, result in revised safety labeling or REMS requirements and result in lower than expected future revenues.

* Although a number of private managed care organizations and government payors have added medical benefits coverage for KRYSTEXXA, we are continuing to seek reimbursement arrangements with them and additional third-party payors. If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues and prospects for profitability will suffer.

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

For instance, if state-specific Medicaid programs do not provide adequate, or any, coverage and reimbursement for KRYSTEXXA, it may have a negative impact on our operations. Recently enacted legislation has increased the amount that pharmaceutical manufacturers are required to rebate to Medicaid and this may have a negative effect on our revenues. Specifically, the minimum rebate for single-source covered outpatient drugs in the Medicaid program was increased from 15.1% to 23.1% of average manufacturer price on January 1, 2010.

In March 2011, we were awarded a contract from the U.S. Department of Veterans Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients. This contract award became effective on April 1, 2011 and calls for us to sell KRYSTEXXA to the VA at an approximate 24% discount to our list price. If we are unable to negotiate smaller discounts to the list price for KRYSTEXXA with other third-party payors, our profitability will be materially and adversely affected.

Even when a third-party payor determines that a product is generally eligible for reimbursement, third-party payors may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that may result in lower market acceptance, which would lower our revenues. Where third-party payors require substantial co-insurance or co-pay amounts, we subsidize these amounts for some economically disadvantaged patients, which reduces our profit margin on KRYSTEXXA for those patients. Some payors establish prior authorization programs and procedures requiring physicians to document several different parameters, which may impede patient access to therapy. Moreover, eligibility for coverage does not necessarily mean that KRYSTEXXA will be reimbursed in all cases or at a rate that allows us to sell KRYSTEXXA at a price adequate to make a profit or even cover our costs. If we are not able to obtain coverage and adequate reimbursement promptly from third-party payors for KRYSTEXXA, our ability to generate revenues and become profitable will be compromised.

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

* Current and future legislation may increase the difficulty and cost of commercializing KRYSTEXXA, affect the prices we may obtain and limit reimbursement amounts.

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

The Patient Protection and Affordable Care Act of 2010, or the PPACA, may have a significant impact on the healthcare system. As part of this legislative initiative, Congress enacted a number of provisions that are intended to reduce or limit the growth of healthcare costs, which could significantly change the market for pharmaceuticals and biological products. The provisions of the PPACA could, among other things, increase pressure on drug pricing or make it more costly for patients to gain access to prescription drugs like KRYSTEXXA at affordable prices. This could lead to fewer prescriptions for KRYSTEXXA and could force individuals who are prescribed KRYSTEXXA to pay significant out-of-pocket costs or pay for the prescription entirely by themselves. As a result of such initiatives, market acceptance and commercial success of our product may be limited and our business may be harmed.

While Medicaid coverage for KRYSTEXXA is available, if state-specific Medicaid programs do not provide adequate coverage and reimbursement, if any, for KRYSTEXXA, it may have a negative impact on our operations.

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

In addition, the approval of KRYSTEXXA is subject to limitations on the indicated uses for which it may be marketed. The approval of KRYSTEXXA also contains requirements for post-marketing testing and surveillance to monitor KRYSTEXXA’s safety and/or efficacy, as well as a commitment for the observational trial in 500 patients treated with KRYSTEXXA for one year to further evaluate the identification of any serious adverse events associated with the administration of KRYSTEXXA. Subsequent discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as known or unknown safety or adverse events, or failure to comply with regulatory requirements, may result in, for example:

•	revisions of or adjustments to the product labeling,

•	restrictions on the marketing or manufacturing of KRYSTEXXA,

•	imposition of post-marketing study or post-marketing clinical trial requirements,

•	imposition of new or revised REMS requirements, including distribution and use restrictions,

•	public notice of regulatory violations,

•	costly corrective advertising,

•	warning letters,

•	withdrawal of KRYSTEXXA from the market,

•	refusal to approve pending applications or supplements to approved applications,

•	voluntary or mandatory product recall,

•	fines or disgorgement of profits or revenue,

•	suspension or withdrawal of regulatory approvals, including license revocation,

•	shutdown, or substantial limitations on the operations of manufacturing facilities,

•	refusal to permit the import or export of products,

•	product seizure,

•	debarment from submitting certain abbreviated applications, and

•	injunctions or the imposition of civil or criminal penalties.

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

Moreover, the PPACA permits the FDA to, among other things, approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. The approval of such versions could result in the earlier entry of similar, competing, and less costly products by our foreign and domestic competitors, including products that may be interchangeable with our own approved biological products. The market entry of these competing products could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results, our overall financial condition and liquidity.

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

* If we do not obtain protection under the PPACA by obtaining data and marketing exclusivity for KRYSTEXXA, our business may be materially harmed.

The PPACA permits the FDA to, among other things, approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. Biological products that are considered to be “reference products” are granted two overlapping periods of data and marketing exclusivity: a four-year period during which no abbreviated biologics license application, or BLA, relying upon the reference product may be submitted, and a 12-year period during which no abbreviated BLA relying upon the reference product may be approved by FDA. For purposes of the PPACA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under an abbreviated BLA.

We believe that KRYSTEXXA is a “reference product” that is entitled to both four-year and 12-year exclusivity under the PPACA. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the PPACA, including the exclusivity provisions for reference products. In February 2012, the FDA issued three draft guidance documents that provide its preliminary thoughts on how to interpret and implement the abbreviated BLA provisions of the PPACA. The FDA has requested public comments on these draft guidance documents, including the proper interpretation of PPACA’s exclusivity provisions for reference. It is thus possible that the FDA will decide to interpret the PPACA in such a way that KRYSTEXXA is not considered to be a reference product for purposes of the PPACA or be entitled to any period of data or marketing exclusivity. Even if KRYSTEXXA is considered to be a reference product and obtains exclusivity under the PPACA, another company nevertheless could also market another version of the biologic if such company can complete, and the FDA permits the submission of and approves, a full BLA with a complete human clinical data package. Although protection under the PPACA will not prevent the submission or approval of another “full” BLA, the applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to demonstrate safety, purity, and potency (i.e., effectiveness). The market entry of such competing products could decrease the revenue we receive for KRYSTEXXA, which, in turn, could adversely affect our operating results and our overall financial condition.

We may need to raise additional capital to execute upon our commercial strategy for KRYSTEXXA. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

At June 30, 2012, we had $142.2 million in cash, cash equivalents and short-term investments, as compared to $169.8 million at December 31, 2011 and $240.3 million at June 30, 2011. At June 30, 2012, we had an accumulated deficit of $468.1 million.

The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity and debt offerings, product sales and the divestiture of assets that were not core to our strategic business plan. Most recently, in May 2012, we increased our cash position through the net proceeds received from the sale of Units comprised of our 2019 Notes and accompanying warrants and in February 2011 from the offer and sale of our 2018 Convertible Notes , a portion of which were exchanged by their holders for Units. We have been less successful in increasing our cash position in recent years through product sales of Oxandrin® and our authorized generic Oxandrin brand equivalent product, oxandrolone, due to a substantial decline in sales. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our cash position and we do not have further non-core assets to divest.

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

•

our ability to establish and maintain additional collaborative arrangements relating to the commercialization of KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, and

•	the cost of manufacturing activities.

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

The economies of the United States and other countries, particularly in the European Union, continue to be affected by the economic conditions that began with the financial and credit liquidity crisis in late 2008. Although economic conditions began to improve during fiscal 2011 and continued to improve in 2012, there continues to be significant uncertainty as to whether this improvement is sustainable. Furthermore, energy costs, geopolitical issues, sovereign debt issues, and the depressed state of global real estate markets have contributed to increased market volatility. Continued market volatility could adversely affect our stock price, liquidity and overall financial condition.

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

* If we fail to attract and retain senior management and key personnel, we may not be able to complete the development of or execute upon our commercial and worldwide strategy for KRYSTEXXA.

We depend on key members of our management team. In addition, in recent years, due to challenges we have faced and changes in our senior management, we have relied at various times more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and more recently, David Norton, who has served as our interim Chief Executive Officer, or CEO, from February 1, 2012 to July 9, 2012, when Mr. Ferrari was appointed as our President and CEO. The loss of the services of Messrs. Jaeger or Ferrari, or any member of our senior management team, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA and the strategic objectives for our company. We have employment agreements with key members of our management team, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

Recruiting and retaining qualified scientific and commercial personnel, including clinical development, regulatory, sales and marketing executives and field personnel, is also critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel and based on our company profile. For example, Kenneth Zuerblis resigned as our Executive Vice President and Chief Financial Officer on May 29, 2012, and is currently serving on a consulting basis to assist in the transition of his responsibilities. We are actively searching for a new Chief Financial Officer. We also experience competition for the hiring of scientific personnel from universities and research institutions. If we fail to recruit and then retain these personnel, we may not be able to effectively pursue the development of and execute our commercial strategy for KRYSTEXXA.

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

In the second half of 2010, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. Although we believe that these batch failures are within normal industry failure rates experienced for the commencement of biologic commercial manufacturing, this failure rate is nonetheless above the level that we believe to be acceptable for normal ongoing operations. With the assistance of an outside manufacturing and quality consulting firm, we completed a review of these batch failures. Although we believe that we identified the root cause of the batch failures and have not had any batch failures since 2010, we may experience further batch failures. Under our direction, our third-party contract manufacturers have implemented remediation steps that we believe will continue to minimize or eliminate these failures in the future. However, the remediation steps that we have implemented may fail to minimize or eliminate future batch failures.

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

We have outsourced the operation for KRYSTEXXA fill and finish services to a single approved company, Sigma-Tau. Until we determine our path forward with a potential secondary source manufacturing facility, we have placed on hold our efforts to engage a secondary third-party fill and finish manufacturer for KRYSTEXXA and plan to continue to rely on Sigma-Tau for fill and finish services for the foreseeable future. At this time, we do not have redundancy in our supply chain for these fill and finish functions and currently have no substitute that can provide these services. If Sigma-Tau is unable to perform these services for us, we would need to identify and engage an alternative company or develop our own fill and finish capabilities. Any new contract fill and finish manufacturer or capabilities that we acquire or develop will need to obtain FDA approval. Identifying and engaging a new contract fill and finish manufacturer or developing our own capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver KRYSTEXXA orders on a timely basis, and we might not have sufficient supply to meet our needs for any future clinical trials or other development purposes, any of which would harm our business.

We rely on third parties to conduct our clinical activities and non-clinical studies for KRYSTEXXA and those third parties may not perform satisfactorily, which could impair our ability to satisfy our post-approval commitments to the FDA and any clinical development activities that we may undertake in the future.

We do not independently conduct clinical activities for KRYSTEXXA. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to perform these activities, including the observational study for serious adverse events associated with the administration of KRYSTEXXA therapy that the FDA is requiring that we implement as part of its approval of KRYSTEXXA, any additional clinical trials that may be required in the future by the FDA or similar foreign regulatory bodies, and any other clinical studies that we may elect to conduct. We also will rely on these third parties to perform the post-approval non-clinical studies that the FDA is requiring us to conduct for KRYSTEXXA. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical activities and non-clinical studies reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial and in accordance with agreed upon deadlines. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

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

Risks relating to our results of operations, common stock and indebtedness

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

* We incurred substantial indebtedness that may adversely affect our cash flow and otherwise negatively affect our operations.

We have $293 million in principal amount of outstanding secured and unsecured notes, consisting of our 2018 Convertible Notes and our 2019 Notes. The 2018 Convertible Notes bear interest at a rate of 4.75% per year. The 2019 Notes were issued in an original principal amount equal to 73.78% of their fully accreted principal amount. In addition to the accretion of principal, the 2019 Notes have a cash coupon interest rate 3% in the first three years and a cash coupon interest rate of 12% per year thereafter. The 2019 Notes will reach their contractully accreted principal amount on May 9, 2015, and will mature on May 9, 2019.

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

Moreover, the indentures governing both series of our notes provide for repurchase by us, at the noteholders’ option, under certain circumstances. In the event we are required to repurchase all or a substantial portion our outstanding indebtedness, our business will be materially adversely affected.

In addition, the indenture governing our 2019 Notes contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness,

•	pay dividends or make other distributions or repurchase or redeem capital stock,

•	prepay, redeem or repurchase certain debt,

•	issue certain preferred stock or similar equity securities,

•	make loans and investments,

•	sell assets,

•	incur liens,

•	enter into transactions with affiliates,

•	alter the businesses we conduct,

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, and

•	consolidate, merge or sell all or substantially all of our assets.

However, while the indenture governing the 2019 Notes places limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, and make loans and investments, these limitations are subject to significant qualifications and exceptions. You should read our more detailed descriptions of indebtedness and the indenture governing our 2019 Notes in our filings with the Securities and Exchange Commission, as well as the documents themselves, for further information about these covenants.

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

In addition, we no longer have an effective agreement with a third-party manufacturer to produce Oxandrin and oxandrolone tablets and therefore our ability to supply the market with Oxandrin and oxandrolone will be materially diminished and our existing market share will decrease.

* An event of default under our outstanding indebtedness would irreparably harm our business.

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of the Company’s 2018 Convertible Notes, Tang Capital Partners, LP, against us and our current and former directors in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against us and our current and former directors and also to add additional noteholders as plaintiffs. On June 7, 2012, we received a letter notifying us that certain holders of our 2018 Convertible Notes have notified US Bank, the trustee under the indenture governing our 2018 Convertible Notes, or the 2018 Indenture that, because the April 30, 2012 complaint remained pending without dismissal or stay for a period of 30 consecutive days, an event of default has occurred under the terms of the 2018 Indenture. To the extent that an event of default exists under the 2018 Indenture, then, pursuant to the terms of the 2018 Indenture, the principal of, and accrued and unpaid interest on, all of the 2018 Convertible Notes (approximately $122,000,000 in principal amount) would automatically become due and payable immediately. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against us relating to their alleged event of default under the 2018 Indenture. As with the April 30 and May 21 Complaints, the June 29 complaint also alleges, among other things, that we are insolvent, and seeks the appointment of a receiver for us. We filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the noteholders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under our convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a bench ruling granting both of our motions. Specifically, the Court determined that the noteholders do not have standing to bring an action to appoint a receiver for us and that an event of default has not occurred under our convertible notes. However, the Court’s decision is subject to appeal by the plaintiffs, and there can be no guarantee as to outcome. If the plaintiffs were to appeal and prevail, and the alleged event of default were to result in the acceleration of our 2018 Convertible Notes and such acceleration is not rescinded, then, under the indenture governing the 2019 Notes, or the 2019 Indenture, following notice from either the Trustee for the 2019 Notes or the holders of at least 25% of the then outstanding 2019 Notes and a 30-day cure period, a cross-default would be triggered under the 2019 Indenture, which would in turn give holders of at least 25% of the 2019 Notes then outstanding under the 2019 Indenture the right to cause the accreted value of, and any accrued and unpaid interest on, the 2019 Notes to immediately become due and payable.

We do not believe that an event of default has occurred under the 2018 Indenture, nor do we believe that a cross-default has occurred under the 2019 Indenture or that acceleration of any of our indebtedness has occurred. Moreover, on June 8, 2012, we filed a cross-complaint against Tang Capital for declaratory and other relief to remedy Tang Capital’s tortious interference with the 2018 Indenture, which remains outstanding. However, if plaintiffs are successful in their appeal and we are unsuccessful in defending against it and it is ultimately determined that an event of default has occurred under the 2018 Indenture, then unless we were able to find alternative means to refinance our outstanding indebtedness or to agree with other holders of our indebtedness not to demand immediate payment of our indebtedness, our business and financial condition would be materially and irreparably harmed. In addition, if a cross-default was triggered under the 2019 Indenture, then these risks would be enhanced significantly.

* Our stock price is volatile, which could adversely affect your investment.

Our stock price has been, and will likely continue to be, volatile. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	whether we are successful in marketing and selling KRYSTEXXA,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States,

•	the timing of any future capital raising transactions by us, and the structure of such transactions and amount of capital raised,

•	our ability to successfully defend against the creditor derivative action complaint and subsequent alleged default under our Senior Notes.

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	market conditions in the pharmaceutical and biotechnology industries and the issuance of new or revised securities analyst reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	legal and regulatory developments in the United States and foreign countries, and

•	other factors described in this “Risk Factors” section.

Moreover, on June 29, 2012, The NASDAQ Stock Market notified us that we did maintain a minimum bid price of $1.00 per share as required by NASDAQ listing rules, on August 7, 2012 we were notified that we did not comply with the $50 million market value of listed securities requirement. If we do not regain compliance with the minimum bid requirement by December 26, 2012, and the market value of listed securities requirement by February 3, 2012, we may be delisted from The NASDAQ Global Market. While we may be eligible for an additional 180 day grace period to regain compliance with the minimum bid requirement, or appeal the NASDAQ’s decision following the exhaustion of all available grace periods, there is no assurance that we will regain compliance with the minimum bid requirement or otherwise avoid delisting. If we do not regain compliance, we may implement a reverse stock split to raise our stock price over the minimum bid requirement or be delisted. In the event we are delisted, our common stock will trade on “over-the-counter” exchanges, through which trading in general is less stable than traditional exchanges and which could impact the volatility of our common stock.

This volatility imposes a greater risk of capital losses for our stockholders than a less volatile stock, or a stock which trades on a traditional exchange, would. In addition, volatility makes it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock. This volatility may affect the price at which our investors can sell their common stock, and any sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

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

We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, which expires in August 2012 at the earliest, if any person or group acquires more than 15% of our common stock without approval of our board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. As a result, the plan makes an acquisition much more costly to a potential acquirer.

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

SAVIENT PHARMACEUTICALS , INC.

(Registrant)

By:	/s/ Louis Ferrari
Louis Ferrari
Chief Executive Officer & President
(Principal Executive Officer)

By:	/s/ David G. Gionco
David G. Gionco
Group Vice President, Chief Accounting Officer &Treasurer
(Principal Financial and Accounting Officer)

Dated: August 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	By-Laws of Savient Pharmaceuticals, Inc., as amended through August 6, 2012*

4.1	Rights Agreement, dated August 6, 2012, between Savient Pharmaceuticals, Inc. and American Stock Transfer and Trust Company, LLC (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the form of Summary of Rights to Purchase Preferred Stock as Exhibit C thereto)*

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Statement pursuant to 18 U.S.C. §1350

32.2	Statement pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to, and incorporated by reference from, the Company’s Current Report on Form 8-K filed on August 7, 2012