Form 10-Q
period 2012-09-30
SAVIENT PHARMACEUTICALS INC
filed 2012-11-08
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-15313

SAVIENT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3033811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Crossing Blvd., 3rd Floor, Bridgewater, NJ 08807

(Address of Principal Executive Offices)

(732) 418-9300

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

One Tower Center, 14th Floor, East Brunswick, New Jersey 08816

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of November 5, 2012 was 73,050,761.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,187	$114,094
Short-term investments	48,054	55,694
Accounts receivable, net	4,819	4,737
Inventories, net	10,672	10,924
Prepaid expenses and other current assets	6,333	4,186

Total current assets	138,065	189,635

Property and equipment, net	2,055	833
Deferred financing costs, net	5,194	4,068
Restricted cash and other assets	3,738	2,580

Total assets	$149,052	$197,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,942	$7,046
Deferred revenues	488	414
Warrant liability	8,067	—
Accrued interest	2,982	4,643
Other current liabilities	23,891	17,962

Total current liabilities	39,370	30,065

Convertible notes, net of discount of $26,301 at September 30, 2012 and $54,542 at December 31, 2011	96,140	175,458
Senior secured notes, net of discount of $48,155 at September 30, 2012	122,786	—
Other liabilities	2,668	3
Stockholders’ Deficit:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 73,057,000 issued and outstanding at September 30, 2012 and 71,502,000 shares issued and outstanding at December 31, 2011	730	715
Additional paid-in-capital	395,335	408,463
Accumulated deficit	(507,881)	(417,603)
Accumulated other comprehensive (loss) income	(96)	15

Total stockholders’ deficit	(111,912)	(8,410)

Total liabilities and stockholders’ deficit	$149,052	$197,116

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product sales, net	$4,916	$2,581	$13,076	$5,855

Cost and expenses:
Cost of goods sold	4,222	4,584	12,669	6,008
Research and development	6,796	5,858	20,747	17,315
Selling, general and administrative	20,427	22,268	72,006	62,761

	31,445	32,710	105,422	86,084

Operating loss	(26,529)	(30,129)	(92,346)	(80,229)
Investment income, net	41	39	125	107
Interest expense on debt	(6,805)	(3,535)	(16,962)	(11,842)
Gain on extinguishment of debt	—	—	21,800	—
Other (expense) income, net	(6,408)	(12)	(2,895)	1,738

Loss before income taxes	(39,701)	(33,637)	(90,278)	(90,226)
Income tax benefit	—	(6,245)	—	(19,055)

Net loss	$(39,701)	$(27,392)	$(90,278)	$(71,171)

Loss per common share:
Basic and diluted	$(0.56)	$(0.39)	$(1.28)	$(1.02)

Weighted-average number of common shares:
Basic and diluted	70,956	70,122	70,718	70,037

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	(39,701)	(27,392)	(90,278)	(71,171)
Other comprehensive loss:
Unrealized loss on securities	—	—	—	(1)
Foreign currency translation, net	(262)	—	(111)	—

Other comprehensive loss, net	(262)	—	(111)	(1)

Comprehensive loss	(39,963)	(27,392)	(90,389)	(71,172)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Deficit
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2011	71,502	$715	$408,463	$(417,603)	$15	$(8,410)
Net loss	—	—	—	(90,278)	—	(90,278)
Restricted stock grants	1,839	18	(18)	—	—	—
Amortization of deferred stock-based compensation	—	—	1,381	—	—	1,381
Forfeiture of restricted stock grants	(680)	(7)	7	—	—	—
Issuance of common stock from ESPP plan	396	4	408	—	—	412
ESPP compensation expense	—	—	772	—	—	772
Stock option compensation expense	—	—	3,012	—	—	3,012
Consideration for equity option component of extinguished convertible debt	—	—	(18,690)	—	—	(18,690)
Other comprehensive loss	—	—	—	—	(111)	(111)

Balance, September 30, 2012	73,057	$730	$395,335	$(507,881)	$(96)	$(111,912)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(90,278)	$(71,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314	294
Accretion of debt discount	8,323	4,109
Gain on extinguishment of debt	(21,800)	—
Valuation change in warrant liability	2,785	—
Amortization of deferred financing costs	561	449
Stock compensation expense	5,165	5,651
Deferred income taxes	—	(13,955)
Other	116	—
Changes in:
Accounts receivable, net	(82)	(2,800)
Inventories, net	252	(4,864)
Prepaid expenses and other current assets	(2,106)	(2,185)
Other assets	(808)	4
Accounts payable	(3,104)	5,346
Accrued interest on convertible notes	(1,661)	1,912
Other current liabilities	5,944	(1,162)
Deferred revenues	74	(93)
Other liabilities	1,709	(6,887)

Net cash used in operating activities	(94,596)	(85,352)

Cash flows from investing activities:
Purchases of held-to-maturity securities	(45,071)	(48,952)
Proceeds from maturities of held-to-maturity securities	52,711	21,087
Capital expenditures	(1,549)	(165)
Change in restricted cash	(350)	—

Net cash provided by (used in) investing activities	5,741	(28,030)

Cash flows from financing activities:
Proceeds from issuance of common stock	412	667
Proceeds from issuance of debt, net of expenses	42,647	222,697

Net cash provided by financing activities	43,059	223,364

Effect of exchange rate changes	(111)	—
Net (decrease) increase in cash and cash equivalents	(45,907)	109,982
Cash and cash equivalents at beginning of period	114,094	44,791

Cash and cash equivalents at end of period	$68,187	$154,773

Supplementary Information
Other information:
Income tax paid	$—	$—

Interest paid	$9,764	$5,393

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at September 30, 2012, the results of its operations for the nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-month periods ended September 30, 2012 and 2011. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

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

Note 2—Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

During the quarter ended September 30, 2012, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments - continued

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents the Company’s cash and cash equivalents, investments, embedded derivatives and warrant liability including the hierarchy for its financial instruments measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

September 30, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$22,275	$22,275	$22,275	$—	$—
Money market funds	45,912	45,912	45,912	—	—

Total cash and cash equivalents	68,187	68,187	68,187	—	—

Short-term investments:
Certificates of deposit	48,054	48,054	48,054	—	—

Total short-term investments	48,054	48,054	48,054	—	—

Restricted cash:
Certificates of deposit	2,930	2,930	2,930	—	—

Total restricted cash	2,930	2,930	2,930	—	—

	$119,171	$119,171	$119,171	$—	$—

Liabilities:
Embedded derivatives:
Debt redemption features	$948	$948	$—	$—	$948

Total embedded derivatives	948	948	—	—	948
Warrant liability	8,067	8,067	—	—	8,067

Total	$9,015	$9,015	$—	$—	$9,015

December 31, 2011	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$8,680	$8,680	$8,680	$—	$—
Money market funds	105,414	105,414	105,414	—	—

Total cash and cash equivalents	114,094	114,094	114,094	—	—

Short-term investments:
Certificates of deposit	55,694	55,694	55,694	—	—

Total short-term investments	55,694	55,694	55,694	—	—

Restricted cash:
Certificates of deposit	2,580	2,580	2,580	—	—

Total restricted cash	2,580	2,580	2,580	—	—

Total	$172,368	$172,368	$172,368	$—	$—

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments - continued

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine-month period ended September 30, 2012:

	Warrant Liability	Debt Redemption Features
	(In thousands)
Level 3
Balance at December 31, 2011	$—	$—
Valuation on May 9, 2012 (date of debt exchange transaction, see Note 7)	5,282	948
Unrealized loss	2,785	—

Balance at September 30, 2012	$8,067	$948

The Company determines the fair value of its warrant liability based on the Black-Sholes pricing model. Historical information is the primary basis for the selection of the expected volatility. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the warrants. The expected term is derived from the remaining contractual term of the warrant. The warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within other expense or income, net on the Company’s consolidated statements of operations.

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

At September 30, 2012, $122.4 million in principal amount of the 2018 Convertible Notes remained outstanding, which had a carrying value of $96.1 million and a fair value $36.7 million. At December 31, 2011, $230.0 million principal amount of the 2018 Convertible Notes was outstanding, which had a carrying value of $175.5 million and a fair value of $116.4 million. The fair value of the 2018 Convertible Notes at September 30, 2012 and December 31, 2011 was based upon the quoted market prices (Level 1) at September 28, 2012 and December 30, 2011, respectively, which was the last trading day of the each respective period ended.

At September 30, 2012, $170.9 million in principal amount of the 2019 Notes was outstanding, which had a carrying value of $122.8 million and a fair value of $118.2 million.

See Note 7 to the Company’s Consolidated Financial Statements for further discussion of the 2018 Convertible Notes, the 2019 Notes and the exchange agreement.

Note 4—Inventories

At September 30, 2012 and December 31, 2011, inventories at cost, net of reserves, were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials	$2,949	$3,146
Work-in-progress	14,218	10,828
Finished goods	2,029	1,621

Inventory at cost	19,196	15,595
Inventory reserves	(8,524)	(4,671)

Total	$10,672	$10,924

For the three-month periods ended September 30, 2012 and 2011, the Company recorded charges of $2.8 million and $3.4 million, respectively, against operations, to reflect reserves for in-process and finished goods KRYSTEXXA inventory and related purchase commitment liabilities. For the nine-month periods ended September 30, 2012 and 2011, the Company recorded charges of $7.8 million and $3.4 million, respectively, against operations to reflect reserves for in-process and finished goods KRYSTEXXA inventory and related purchase commitment liabilities.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 5—Property and Equipment, Net

Property and equipment, net at September 30, 2012 and December 31, 2011 is summarized below:

	September 30, 2012	December 31, 2011
	(In thousands)
Office equipment	$3,070	$3,044
Office equipment—capital leases	231	332
Leasehold improvements	2,687	1,546
Construction in progress	186	—

	6,174	4,922
Accumulated depreciation and amortization	(4,119)	(4,089)

Total	$2,055	$833

Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $0.3 million for each of the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 6—Other Current Liabilities

The components of other current liabilities at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Salaries, bonuses and related expenses	$6,885	$4,086
Selling and marketing expense accrual	4,158	721
Reserve for purchase and other contractual commitments	3,983	345
Severance	1,724	1,006
Accrued royalties	1,368	1,783
Returned product liability	1,139	1,087
Allowance for product returns	887	852
Legal and professional fees	598	2,776
Manufacturing and technology transfer services	505	2,577
Other	2,644	2,729

Total	$23,891	$17,962

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7—Long-Term Obligations

The Company’s Long-term obligations consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Senior secured notes due 2019 (2019 Notes)	$122,786	$—
4.75% convertible notes due 2018 (2018 Convertible Notes)	96,140	175,458
Capital leases	188	38

	219,114	175,496
Less-current portion of capital leases	62	35

Total	$219,052	$175,461

2019 Notes

In February 2011, the Company issued 2018 Convertible Notes at par ($230.0 million) that become due on February 1, 2018. The Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. On May 9, 2012, the Company issued its 2019 Notes and Warrants (as discussed below) in exchange for a portion of the existing 2018 Convertible Notes and $46.8 million in cash. Certain holders exchanged their 2018 Convertible Notes, having an outstanding principal amount of $107.6 million, for units of the Company, or the Units, comprised of the 2019 Notes, having a principal amount at maturity of $107.9 million and Warrants to purchase 4.0 million shares of the Company’s common stock at an exercise price of $1.863 per share. A Unit consists of $1,000 principal amount of Notes and Warrants to purchase 23.4 shares of common stock. The 2019 Notes are senior to the 2018 Convertible Notes.

The Units and the 2019 Notes and Warrants comprising the Units were issued by the Company without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to qualified institutional buyers and accredited investors. The Units, 2019 Notes and Warrants have not been registered under the Securities Act or any state or other securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The 2019 Notes and the Warrants comprising the Units will become separable 180 days after the date of issuance. The 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter.

The 2019 Notes were issued at a discount and will contractually reach their fully accreted principal amount on May 9, 2015, and will mature on May 9, 2019. At any time prior to May 9, 2015, the Company may redeem all or part of the 2019 Notes at a redemption price equal to 100% of the aggregate principal amount of the 2019 Notes to be redeemed, plus the Applicable Premium (as defined in the Indenture). At any time prior to May 9, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2019 Notes at a redemption price of 106% of the principal amount of the 2019 Notes to be redeemed, with the net cash proceeds of one or more equity offerings. At any time after May 9, 2015 and before May 9, 2016, the Company may redeem all or part of the 2019 Notes at a redemption price of 106% of the principal amount of the 2019 Notes to be redeemed. At any time after May 9, 2016 and before May 9, 2017, the Company may redeem all or part of the 2019 Notes at a redemption price of 103% of the principal amount of the 2019 Notes to be redeemed. At any time after May 9, 2017 and before maturity, the Company may redeem all or part of the 2019 Notes at a redemption price of 100% of the principal amount of the 2019 Notes to be redeemed. All of the above redemptions include accrued but unpaid interest to the redemption date.

The Indenture governing the 2019 Notes, the 2019 Indenture, contains certain agreements and restrictions, including, but not limited to: (i) restrictions on the Company’s ability to pay dividends, repurchase the Company’s stock, make early payments on indebtedness that is junior to the 2019 Notes, and make certain investments; (ii) an obligation for the Company to repurchase the 2019 Notes at 101% of the aggregate principal amount, at the option of the Holders, in the event of certain asset sales, change-in-control and other fundamental change events described in the 2019 Indenture; and (iii) restrictions on the Company’s ability to incur additional debt and liens.

The 2019 Notes are secured by substantially all of the assets of the Company and by the assets and securities of certain of the Company’s subsidiaries pursuant to a pledge and security agreement dated as of May 9, 2012, the Pledge and Security Agreement, subject to certain exclusions described in the Indenture and Pledge and Security Agreement.

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

Equity Offering Redemption Right. At any time prior to May 9, 2015, the Company may, at its option, redeem up to 35% of the aggregate principal amount of 2019 Notes at redemption price equal to the equity offering redemption price of such 2019 Notes, as defined in the 2019 Indenture, plus accrued and unpaid interest to the applicable redemption date, with the net cash proceeds of one or more equity offerings (as defined in the 2019 Indenture); provided that at least 65% of the sum of the aggregate principal amount of the securities originally issued under the 2019 Notes remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. Notice of any redemption upon any equity offering may be given not less than 30 and not more than 60 days prior to the redemption thereof, and any such redemption or notice may, at the Company’s discretion, be subject to one or more conditions, including, but not limited to, completion of the related Equity Offering.

Change of Control Redemption Right. In the event of a Fundamental Change, as defined in the 2019 Indenture, which includes certain asset sales and change-in-control, each holder of the 2019 Notes shall have the right, at the holder’s option, to require the Company to repurchase all of the holder’s 2019 Notes at a price equal to 101% of the outstanding principal amount at maturity of the 2019 Notes, or portions thereof plus accrued and unpaid interest.

In accordance with FASB ASC 815, Derivatives and Hedging, the Company has separately accounted for the above redemption features as an embedded derivative, which is measured at fair value and included as a component of other liabilities on the Company’s consolidated balance sheets. Changes in the fair value of the embedded derivative are recognized in earnings.

2018 Convertible Notes

The 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. At September 30, 2012, the 2018 Convertible Notes may be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of 2018 Convertible Notes. The Company may not redeem the 2018 Convertible Notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or portion of the 2018 Convertible Notes at a redemption price equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest. This conversion rate will be adjusted if the Company makes specified types of distributions or enters into certain transactions with respect to the Company’s common stock. The 2018 Convertible Notes are unsecured and subordinate to the 2019 Notes.

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after June 30, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2018 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2018 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. At September 30, 2012, the 2018 Convertible Notes were not convertible. The remaining outstanding principal balance at September 30, 2012 was $122.4 million with a remaining discount of $26.3 million for a net balance at September 30, 2012 of $96.1 million.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7—Long-Term Obligations - continued

The principal balance, unamortized discount and net carrying amount of the 2019 Notes and 2018 Convertible Notes at September 30, 2012 are as follows:

	Liability Component
	(In thousands)
	Principal Balance	Unamortized Discount	Net Carrying Amount
Senior secured notes due 2019	$170,941	$48,155	$122,786
4.75% convertible notes due 2018	122,441	26,301	96,140

	$293,382	$74,456	$218,926

Total interest expense under the Company’s long-term debt obligations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
Total Interest Expense	2012	2011	2012	2011
Accretion of debt discount	$3,818	$523	$8,323	$4,109
Amortization of debt issue costs	274	129	561	449

Non-cash interest expense	4,092	652	8,884	4,558
Coupon interest	2,713	2,883	8,078	7,284

Total Interest Expense	$6,805	$3,535	$16,962	$11,842

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8—Commitments and Contingencies

Commitments

The Company has committed to a plan of reorganization pursuant to which it intends to reduce annual operating expenses by approximately $45 to $50 million by 2013, by reducing non-workforce related operating expenses across all functional areas and by reducing its salary, bonus and benefit related operating costs. In addition, the Company has committed to cash retention payments to certain key employees during 2012 and 2013. The Company’s potential commitment, if all recipients are employed at the time of payment, would be approximately $1.1 million during 2012 and $1.1 million during 2013.

At September 30, 2012, the Company had employment agreements with eight senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.1 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. In addition, in order to secure the retention of the Company’s executive’s and prevent any disruption to the strategic development of the Company, the Company granted executive cash and stock retention awards which vest as to 50% of the award on specific dates over a two-year period to these executives. The Company’s potential commitment, if all of the executives are employed at the time of vesting, would be approximately $0.8 million during 2013 and $0.8 million during 2014.

For the three and nine-month periods ended September 30, 2012, the Company recorded severance charges of $1.1 million and $1.7 million, respectively, of which approximately $1.0 million for each respective period are related to the impact of the reduction in workforce pursuant to the Company’s reorganization plan. Substantially all of the severance will be paid during the remainder of 2012.

On January 23, 2012, the Company entered into a lease agreement for office space consisting of approximately 48,000 rentable square feet in Bridgewater, NJ, for the Company’s principal offices and corporate headquarters. The Company relocated all of its operations to the new facility in September 2012. The term of the new lease is 123 months, and the Company has rights to extend the term for two additional five-year terms at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the 123-month term of the new lease is approximately $15.2 million. The Company has arranged for a bank to provide the landlord a letter of credit of $1.6 million, to secure the Company’s obligations under the lease.

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

The Company’s future annual minimum lease payments, which include payments related to the Company’s former corporate headquarters located in East Brunswick, New Jersey, that will expire in March of 2013, for each of the following calendar years are as follows:

September 30, 2012	(In thousands)
Remainder of 2012	$809
2013	1,850
2014	1,408
2015	1,432
2016	1,456
2017	1,480
Thereafter	7,228

Total minimum payments	$15,663

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8—Commitments and Contingencies - continued

Contingencies

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of the Company’s 2018 Convertible Notes, Tang Capital Partners, LP, against the Company and its current directors and one former director in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against the Company and its current and former directors and also to add additional note-holders as plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against the Company relating to an alleged event of default under the 2018 Indenture. As with the April 30 and May 21 complaints, the June 29 complaint also alleges, among other things, that the Company is insolvent, and seeks the appointment of a receiver. The Company filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the note-holders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under the Company’s convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a memorandum opinion granting both of the Company’s motions. Specifically, the Court determined that the note-holders do not have standing to bring an action to appoint a receiver for the Company and that an event of default has not occurred under the Company’s convertible notes. The Company has moved to dismiss the remaining claims in the June 29 complaint, but that motion has not yet been decided. On June 8, 2012, the Company filed a cross-complaint against Tang Capital, which it later amended on August 31, 2012. The Company’s amended complaint alleges a claim for breach of a non-disclosure agreement between Tang Capital and the Company and for tortious interference with the Company’s business and contractual relations. The Company’s amended complaint remains outstanding.

From time to time, the Company becomes subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of the Company’s financial and managerial resources. The Company is not aware of any legal proceedings or claims that will, individually or in the aggregate, materially harm its business, results of operations, financial condition or cash flows.

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

Note 9—Stockholders’ Equity

Warrant Liability

On May 9, 2012, the Company issued warrants in connection with the issuance of its 2019 Notes and a debt exchange transaction between the Company and certain holders of its 2018 Convertible Notes, described more fully in Note 7. Pursuant to the terms of the transactions, the Company issued warrants to purchase an aggregate of 4.0 million shares of the Company’s common stock at an exercise price equal to $1.863 per share. The Company may, at its or the warrant-holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant-holder upon exercise.

Due to an exercise price adjustment clause within the warrant agreement, in accordance with ASC 815, the Company is required to record the fair value of the warrants as a liability. The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within other income or expense, net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

The Company determines the fair value of its warrant liability based on the Black-Sholes pricing model. Historical information is the primary basis for the selection of the expected volatility. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the warrants. The expected term is derived from the remaining contractual term of the warrant. At the date of the transaction, the fair value of the warrant liability was $5.3 million. At September 30, 2012 the fair value of the warrant liability was $8.1 million.

During the three and nine-month periods ended September 30, 2012, the Company recorded an unrealized loss of $6.6 million and $2.8 million, respectively, within other (expense) income, net on its consolidated statement of operations to reflect an increase in the fair value of the warrants.

Stockholder Rights Plan

On August 6, 2012, the Company’s Board of Directors adopted a stockholder rights plan, which authorized and declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock, $0.01 par value per share, to stockholders of record at the close of business on August 17, 2012. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of a Series A Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $2.50, subject to adjustment. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors and could, therefore, have the effect of delaying or preventing change in control of the Company. The Rights will not be exercisable until a specified Distribution Date and will expire upon the earlier of (i) the close of business on August 6, 2015 or (ii) the close of business on August 6, 2013 if shareholder approval of the Rights Plan has not been obtained as of the close of business on such date, unless earlier redeemed or exchanged. No rights have been exercised as of September 30, 2012.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 10—Earnings (Loss) per Share of Common Stock

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options, non-vested restricted stock and units, the Company’s issued warrants, and the Company’s 2018 Convertible Notes “as if” converted.

The Company’s basic and diluted weighted-average number of common shares outstanding at September 30, 2012 and 2011 were as follows:

	Three Months Ended September, 30		Nine Months Ended September, 30
	2012	2011	2012	2011
	(In thousands)
Basic	70,956	70,122	70,718	70,037
Incremental common stock equivalents	—	—	—	—

Diluted	70,956	70,122	70,718	70,037

At September 30, 2012, and 2011, in-the-money stock options and unvested restricted stock amounting to 3.7 million and 1.9 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. In addition, at September 30, 2012, warrants to purchase an aggregate of 4.0 million shares of the Company’s Common Stock at an exercise price equal to $1.863 per share in connection with the debt exchange transaction between the Company and certain holders of its 2018 Convertible Notes, described more fully in Note 7, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period. At September 30, 2012 and 2011, approximately 9.3 million and 19.9 million shares, respectively, related to the Company’s 2018 Convertible Notes, calculated “as if” the 2018 Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period.

Note 11—Income Taxes

The Company did not record an income tax provision or benefit for the three and nine-month periods ended September 30, 2012, due to the fact that the Company can no longer currently benefit from its net operating losses. The Company no longer has the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The total amount of federal, foreign, state and local unrecognized tax benefits was $2.7 million at September 30, 2012 and $2.7 million at December 31, 2011. Interest and penalty expense has not been accrued as the company has significant tax benefits to utilize if the liability is actually realized.

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

Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. At September 30, 2012, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12—Share-Based Compensation

In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 2,838,764 shares remain available for the issuance of future grants at September 30, 2012.

Total compensation cost charged against operations for the three-month periods ended September 30, 2012 and 2011 was $1.2 million and $2.1 million, respectively. Total compensation cost charged against operations for the nine-month periods ended September 30, 2012 and 2011 was $5.2 million and $5.7 million, respectively. The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$249	$402	$1,011	$1,128
Selling, general and administrative	936	1,704	4,154	4,523

Total non-cash compensation expense related to share-based compensation included in operating expense	$1,185	$2,106	$5,165	$5,651

Stock Options

The weighted-average key assumptions used in determining the fair value of stock options granted for the three and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average volatility	100%	95%	96%	88%
Weighted-average risk-free interest rate	0.9%	1.4%	0.9%	2.1%
Weighted-average expected term in years	5.6	5.4	5.5	4.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$1.38	$3.59	$1.30	$5.16

Historical information is the primary basis for the selection of the expected volatility of options granted. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the option being valued. The expected term of options granted is derived from the output of a lattice option valuation model and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and employee termination within the valuation model.

The Company did not issue any shares of common stock upon the exercise of stock options for the three-month periods ended September 30, 2012 and 2011. The Company did not issue any shares of common stock upon the exercise of stock options for the nine-month period ended September 30, 2012. For the nine-month period ended September 30, 2011, the Company issued 33,000 shares of common stock upon the exercise of outstanding stock options and received proceeds of $0.2 million. For the three-month periods ended September 30, 2012 and 2011, approximately $0.3 million and $0.7 million, respectively, of stock option compensation expense was charged against operations. For the nine month-periods ended September 30, 2012 and 2011, approximately $3.5 million and $2.3 million, respectively, of stock option compensation expense was charged against operations. As of September 30, 2012, there was $3.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, that is expected to be recognized over a weighted-average period of approximately 2.3 years.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12—Share-Based Compensation - continued

The following table summarizes the activity related to the Company’s stock options for the nine-month period ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2011	3,648	$7.98	7.81	$—
Granted	1,702	1.75	—	—
Exercised	—	—	—	—
Cancelled	(1,699)	7.15	—	—

Outstanding at September 30, 2012	3,651	$5.52	7.84	$1,318

Exercisable at September 30, 2012	1,465	$7.59	5.88	$211

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option-holders had all option holders exercised their options on September 30, 2012. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Stock Options that Contain Performance or Market-Based Conditions

For the three-month periods ended September 30, 2012 and 2011 approximately $1,000 and $0.2 million, respectively, of stock option compensation related to stock options that contain performance or market based conditions (“performance options”) was charged against operations. For the nine month-period ended September 30, 2012 the company recognized approximately $0.5 million of income as a result of reversal of previous recorded compensation expense. For the nine-month period ended September 30, 2011 approximately $0.4 million of compensation expense related to performance options was charged against operations.

The following table summarizes the activity related to the Company’s performance options for the nine-month period ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2011	440	$9.75	9.07	$—
Granted	830	2.07	—	—
Exercised	—	—	—	—
Cancelled	(317)	7.75	—	—

Outstanding at September 30, 2012	953	$3.73	9.55	$402

Exercisable at September 30, 2012	40	$13.81	7.16	$—

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12—Share-Based Compensation - continued

Restricted Stock and Restricted Stock units

During the three-month periods ended September 30, 2012 and 2011, the Company issued 242,000 and 105,000 shares of restricted stock amounting to $0.4 million and $0.6 million in total aggregate fair market value, respectively. During the nine-month periods ended September 30, 2012 and 2011, the Company issued 1,839,000 and 865,000 shares of restricted stock amounting to $3.4 million and $7.1 million in total aggregate fair market value, respectively. For the three-month periods ended September 30, 2012 and 2011, approximately $0.7 million and $0.8 million, respectively, of deferred restricted stock compensation cost was charged against operations. For the nine-month periods ended September 30, 2012 and 2011, approximately $2.0 million of deferred restricted stock compensation cost was charged against operations in each respective period. At September 30, 2012, approximately 1,991,000 shares remained unvested and there was approximately $4.3 million of unrecognized compensation cost related to restricted stock and restricted stock units (“RSU’s”).

The following table summarizes the activity related to the Company’s restricted stock and RSU’s for the nine-month period ended September 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2011	811	$8.75
Granted	1,839	1.83
Vested	(279)	7.43
Forfeited	(380)	7.08

Unvested at September 30, 2012	1,991	$2.87

The total grant date fair value of restricted shares vested for the nine-month periods ended September 30, 2012 and 2011, was $2.1 million and $1.7 million, respectively.

Restricted Stock Awards that Contain Performance or Market Conditions

For the three-month period ended September 30, 2012 the Company did not recognize any expense related to restricted stock awards that contain performance or market conditions (“performance awards”). For the nine-month period ended September 30, 2012, the Company recognized approximately $0.7 million of income as a result of the reversal of previously recorded compensation. For the three-month period ended September 30, 2011 approximately $0.3 million of compensation expense related to performance awards was charged against operations. For the nine-month period ended September 30, 2011, approximately $0.4 million of compensation expense related to performance awards was charged against operations.

The following table summarizes the activity related to the Company’s performance awards for the nine-month period ended September 30, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2011	306	$9.44
Granted	—	—
Vested	—	—
Forfeited	(300)	9.23

Unvested at September 30, 2012	6	$20.59

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 12—Share-Based Compensation - continued

Employee Stock Purchase Plan

In 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company grants rights to purchase shares of common stock (“Rights”) at prices not less than 85% of the lesser of (i) the fair market value of the shares on the date of grant of such Rights or (ii) the fair market value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory since, along with other factors, it includes a purchase discount of greater than 5%. For the three-month periods ended September 30, 2012 and 2011, approximately $0.1 million and $0.2 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP. For the nine-month periods ended September 30, 2012 and 2011, approximately $0.8 million and $0.5 million, respectively, of compensation expense was charged against income related to participation in the 1998 ESPP.

Note 13—Other (expense) income, Net

The Company’s other (expense) income, net for the three and nine-month periods ended September 30, 2012 and 2011, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Unrealized loss on change in fair value of warrant liability	$(6,577)	$—	$(2,785)	$—
Reversal of interest expense and penalties on unrecognized tax liability	—	(10)	—	1,753
Foreign exchange	139	—	(118)	—
Other non-operating income (expenses)	30	(2)	8	(15)

Total other (expense) income, net	$(6,408)	$(12)	$(2,895)	$1,738

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, projected costs, financing plans, product development, commercialization of KRYSTEXXA, ® (pegloticase), possible strategic alliances, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” and “would,” and similar expressions, to identify forward-looking statements. In particular, any statements about our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA, market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community, our ability to execute on our plans for the expansion of clinical utility for KRYSTEXXA, our market expansion plans for KRYSTEXXA outside the United States, including our Marketing Authorization Application, which we filed with the European Medicine Agency last year, our ability to service our outstanding debt obligations, market acceptance of reimbursement risks with third-party payors, our financing needs and liquidity, and the market size for KRYSTEXXA and its expected degree of market acceptance are forward-looking statements. Additionally, forward-looking statements include those relating to future actions, future performance, sales efforts, expenses, interest rates, and the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including, among others, the important factors set forth below under the heading “Risk Factors”. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA in the United States, completing the launch planning, and seeking regulatory approval, for KRYSTEXXA outside of the United States, particularly in the European Union, or EU, via collaborations and partnerships, and investigating the expansion of the clinical utility for KRYSTEXXA. In Europe and the rest of the world, we continue to see significant opportunity and great interest in KRYSTEXXA. At the current time, we are exploring partnership opportunities for the launch of KRYSTEXXA in Europe and other foreign markets. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. We implemented the first phase of the promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011. Beginning in January 2012, we began the second phase of the launch with commercial activities, which include outreach by our sales force to nephrologists and podiatrists, as well as previously targeted rheumatologists. On October 19, 2012, the European Medicines Agency’s Committee for Medicinal Products for Human Use completed its scientific assessment our marketing authorization application, or MAA, for KRYSTEXXA, and issued a positive opinion recommending approval of the MAA for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. This opinion will be transmitted to the European Commission, which has the authority for granting marketing authorizations in the EU.

KRYSTEXXA is indicated in the United States for the treatment of chronic gout in adult patient’s refractory to conventional therapy, a condition that we refer to as refractory chronic gout, or RCG. RCG occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of asymptomatic hyperuricemia, an elevation of blood concentration of uric acid not associated with gout.

The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid to allantoin, which is readily eliminated primarily through the kidney. We believe that treatment with KRYSTEXXA provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

        During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of adult patients in the United States who are suffering from RCG, which we refer to as the KRYSTEXXA Market Study. The KRYSTEXXA Market Study was conducted using both secondary data sources and primary market research. The secondary data sources were used to quantify the diagnosed prevalent gout population and the treated gout population and included all available published literature, the National Health and Nutrition Examination Survey, or NHANES, a program of studies sponsored by the United States Centers for Disease Control and Prevention designed to assess the health and nutritional status of adults and children in the United States, Medicare claims data and commercial insurance claims data. The KRYSTEXXA Market Study was completed in July 2011 and indicated that there are approximately 120,000 RCG patients in the United States, which represents approximately 4.2% of the overall annual treated gout population in the United States. We believe we are presently reaching a select portion of this overall market defined by our current approved labeling, as actual customer usage to date appears limited to the most severe RCG patients. Ultimately, the total available market opportunity for KRYSTEXXA will depend on, among other things, our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians to administering clinicians. The FDA granted KRYSTEXXA orphan drug designation in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. The composition, manufacture and methods of use and administration of KRYSTEXXA are also the subject of a broad portfolio of patents and patent applications, which we expect will provide patent protection through 2026, assuming issuance of patents from currently pending patent applications.

We believe that the clinical community and payors will continue to see the value of KRYSTEXXA and that there is a certain amount of price elasticity for the product. Over the past five months we have increased our price by 12%, to $2,576 per 8 mg vial on May 8, 2012, and by an additional 15%, to $2,962 per 8 mg vial, on August 15, 2012, from our original list price of $2,300 per 8 mg vial.

On July 9, 2012, we initiated a reorganization plan which includes organizational changes designed to improve our operational efficiencies while ensuring continued focus on the commercialization of KRYSTEXXA and the advancement of our clinical development programs. As part of the initiative, we decreased our work-force by approximately 35%, including vacancies, effective September 10, 2012. Following the reduction in force, we have a U.S. sales force consisting of 37 key account managers, three regional directors, four managed care executives and four area business specialists. To support the safe and effective use of KRYSTEXXA in the commercial setting, we have a field-based medical affairs function consisting of 7 regional medical scientists, or RMSs, in the U.S., coupled with an additional 5 RMSs in the EU, who educate clinicians through reactive presentations of the clinical data. As we proceed forward with the commercialization of KRYSTEXXA, we may adjust the size of our organization as necessary. Our sales force targets rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG, as well as podiatrists who may also treat patients with RCG.

Our reorganization plan is expected to generate approximately $45 to $50 million in annual operating expense savings by 2013, by reducing non-workforce related operating expenses across all functional areas and by reducing its salary, bonus and benefit related operating costs.

To date, our sales force has reached the vast majority of key rheumatologists and nephrologists located in private practices, infusion centers, hospitals, academic institutions and U.S. Department of Veterans Affairs, or the VA, medical centers. However, we believe that sales of KRYSTEXXA have been hampered by the lack of information that was available to prescribers at the time of the commercial launch of KRYSTEXXA and concerns over Medicare Part B reimbursement. In an effort to address the lack of information available to prescribers, in August 2011, we published data from our two pivotal KRYSTEXXA Phase 3 clinical trials in patients with RCG in the Journal of the American Medical Association, or JAMA. The data published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial percentage of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. In addition, 40% of patients with gouty tophi at the commencement of the study receiving KRYSTEXXA experienced complete resolution of one or more tophi by the final study visit, compared to 7% of patients on placebo. The data published also included a summary of adverse events that occurred in at least 5% of the patients in the trial, including gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting. In addition, a manuscript showing the improvement in patient reported outcomes following treatment with KRYSTEXXA was published in the June 27, 2012 Journal of Rheumatology. Unlike the objective end points of a clinical trial, such as the lowering of serum uric acid, patient reported outcomes measure subjective aspects, such as reduction in pain, or improvement in the patient’s quality of life.

Data from our open label long term extension trial will be published in Annals of Rheumatic Disease on-line on November 10, 2012. This article provides key clinical data on patients who have been receiving KRYSTEXXA for an additional 30 months and is critical for clinicians as they better understand the clinical benefits of long-term KRYSTEXXA use for their patients and how to manage possible side effects. Additionally, a review article on RCG and the use of pegloticase was published in the April 2012 issue of the International Journal of Clinical Rheumatology. Furthermore, an appraisal of the role of pegloticase in the management of gout was published in the 2012 issue of Open Access Rheumatology: Research and Reviews. Finally, a review article on the Evaluation and treatment of gout as a chronic disease was just published in the journal Advances in Therapy. This article describes the population with refractory chronic gout and the role pegloticase plays in the treatment of this condition.

In June 2012, we presented data at an oral session conducted by the European League Against Rheumatism, or EULAR, congress that demonstrated that patients with RCG who also suffer from chronic kidney disease, or CKD, stages one through four, responded to treatment with KRYSTEXXA. We believe this is a significant finding as there are currently limited treatment options available for gout patients with CKD because impaired kidney function can reduce the ability of conventional gout treatments to lower uric acid and decrease a patient’s threshold for treatment-related toxicity. Six additional abstracts, including a study measuring the impact of gout pain on quality of life in Western Europe, were accepted for presentation or publication at EULAR. We published data in the July 2012 issue of The Journal of Rheumatology showing that adult patients with RCG treated bi-weekly with KRYSTEXXA experienced statistically significant and clinically meaningful improvements in health-related quality of life, or HRQOL, pain and physical function.

In November 2012, we will be presenting the following eight accepted abstracts related to KRYSTEXXA at the American College of Rheumatology:

•	Complete Tophus Response in Patients with Chronic Gout Initiating Pegloticase Treatment

•	Clinical Efficacy Outcomes with Up to 3 Years of Pegloticase Treatment for Refractory Chronic Gout

•	Improvements in Long-Term Health-Related Quality of Life in Chronic Gout Patients Refractory to Conventional Therapies Treated with Pegloticase: Results from Responder Cohort

•	Patterns of Gout Treatment and Related Outcomes in US Community Rheumatology Practices: the Relation Between Gout Flares, Time in Treatment, Serum Uric Acid Level and Urate Lowering Therapy

•	Pegloticase Long-Term Safety: Data from the Open Label Extension Trial

•	Post-Marketing Safety Surveillance Data Reveals Patterns of Use for Pegloticase in Refractory Chronic Gout

•	Relative Risk of Infusion Reactions with KRYSTEXXA® (pegloticase) from Post-Approval Safety Data: Results from Sept 2010 to June 2012

•	Serum Uric Acid as a Biomarker for Mitigation of Infusion Reactions in Patients Treated with Pegloticase for Refractory Chronic Gout

On January 1, 2012, KRYSTEXXA received a permanent J Code, which facilitates reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We were also awarded a contract from the VA which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price. The VA has also recently issued a KRYSTEXXA monograph and criteria for use. In addition, KRYSTEXXA currently enjoys broad coverage for RCG patients through managed care and private payor organizations. In addition, the American College of Rheumatology, or ACR, published their treatment guidelines for gout and KRYSTEXXA was included in these guidelines.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA. We believe that this initiative allows patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense.

We have built an inventory of finished KRYSTEXXA product at September 30, 2012, that is packaged and labeled for distribution, and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least 2014.

On October 19, 2012, we were notified that the EMA Committee for Medical Products for Human Use, or CHMP, completed its scientific assessment of our MAA for KRYSTEXXA and issued a positive opinion recommending approval of the MAA for KRYSTEXXA for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. This opinion will be transmitted to the European Commission, which has the authority for granting marketing authorizations in the EU. If such marketing authorization is granted, KRYSTEXXA will address an unmet medical need for certain patients with refractory chronic gout in the EU. The positive CHMP opinion was based upon a detailed evaluation of the MAA, which included safety and efficacy data from our two pivotal Phase III studies, and a long-term open label extension study of KRYSTEXXA, as well as non-clinical and chemistry, manufacturing and control information.

In March 2012, KRYSTEXXA was made available in the European Union to healthcare professionals through a Named Patient Program. The program was initially offered on a for-fee basis but has since been offered free of charge since July 2012. This program is sponsored by our wholly-owned subsidiary, Savient Pharma Ireland Limited and managed by a third-party service provider.

In further support of our launch planning activities for KRYSTEXXA in Europe, we have advanced the development of reimbursement and pricing plans for the region and engaged RMSs for our key markets and commenced Key Opinion Leader, or KOL, interactions. We currently have a total of 5 RMS’s across the UK, Germany and France and we are anticipating adding one additional RMS before the year end. The RMS’s are responsible for disease state awareness and education surrounding RCG in Europe. In addition, in January of 2012, we appointed David Veitch as President of Savient Pharma Ireland Limited. Mr. Veitch is leading our European organization and efforts focused on KOL development in key European markets, launch planning activities, and assisting with the exploration of partnership opportunities in Europe and the rest of the world.

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin ®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will continue to decrease in future periods primarily as a result of the expiration of our contract agreement with our third-party manufacturer. We do not actively market and do not plan on seeking a new third-party manufacturer of Oxandrin or oxandrolone. We have and will continue to explore divestiture or out-license opportunities for these products.

On May 9, 2012, holders of our currently outstanding 2018 Convertible Notes exchanged approximately $108.0 million (principal amount) of such notes for Units, comprised of 2019 Notes, having a principal amount upon full accretion equivalent to the principal amount of the corresponding exchanged 2018 Convertible Notes, and warrants to purchase approximately 4.0 million shares of our common stock at an exercise price of $1.863 per share. The 2019 Notes were recorded at a discount of approximately 70%. In addition to the accretion of principal, the 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter until their maturity date. The 2019 Notes contractually reach their fully accreted principal amount on May 9, 2015, and will mature on May 9, 2019. Simultaneously, the holders of the 2018 Convertible Notes which were exchanged also purchased additional Units, comprised of 2019 Notes and warrants, the purchase price of which was $46.8 million. The principal amount of the 2019 Notes issued upon the exchange of the 2018 Convertible Notes, plus the 2019 Notes issued to the holders upon purchase of the additional Units, is $170.9 million. The 2019 Notes are secured by substantially all of our assets and by the assets and securities of certain of our subsidiaries. We received net cash proceeds after expenses from this financing transaction of $42.6 million.

Recent Changes in our Senior Management

On July 9, 2012, the Company’s Board of Directors named Louis Ferrari as President and Chief Executive Officer of the Company. Mr. Ferrari was also appointed to serve as a member of the Board and will serve of the Principal Executive Officer of the Company.

On September 24, 2012, John P. Hamill was appointed Senior Vice President, Chief Financial Officer and Treasurer of the Company and will serve as our Principal Financial Officer.

Results of Operations

Our operating results for nine-month period ended September 30, 2012 continue to be substantially driven by expenses related to the commercialization of KRYSTEXXA. We anticipate net operating losses for the remainder of 2012 and the foreseeable future as we continue to commercialize and develop KRYSTEXXA. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of our post-approval commitments to the FDA, including an observational study and a risk evaluation and mitigation strategy, or REMS, program,

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA in countries other than the United States,

•	the cost of manufacturing activities, and

•	clinical development for label expansion.

The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(In thousands)
Cost of goods sold	$4,222	13.4%	$4,584	14.0%	$12,669	12.0%	$6,008	7.0%
Research and development	6,796	21.6%	5,858	17.9%	20,747	19.7%	17,315	20.1%
Selling, general & administrative	20,427	65.0%	22,268	68.1%	72,006	68.3%	62,761	72.9%

Total costs and expenses	$31,445	100.0%	$32,710	100.0%	$105,422	100.0%	$86,084	100.0%

Our net revenues of $4.9 million and $13.1 million for the three and nine-month periods ended September 30, 2012, respectively, were derived primarily from product sales of KRYSTEXXA. Following the full commercial launch of KRYSTEXXA in February 2011, sales levels have increased and we expect continued sales momentum for the remainder of 2012 and into 2013 as a result of our commercialization efforts.

Our future revenues depend on our success in the commercialization of KRYSTEXXA including:

•	whether we are successful in executing our commercial strategy for KRYSTEXXA,

•	market acceptance of KRYSTEXXA by physicians and patients in the largely previously untreated RCG patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and to what extent our label expansion activities for KRYSTEXXA are successful,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States, and

•	our ability to expand our product offerings.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(In thousands)

KRYSTEXXA	$4,502	91.6%	$1,850	71.6%	$11,567	88.5%	$3,200	54.7%
Oxandrolone	211	4.3%	771	29.9%	1,177	9.0%	2,583	44.1%
Oxandrin	203	4.1%	(40)	–1.5%	332	2.5%	72	1.2%

	$4,916	100.0%	$2,581	100.0%	$13,076	100.0%	$5,855	100.0%

Results of Operations for the Three-Month Periods Ended September 30, 2012 and September 30, 2011

Revenues

Net revenues increased $2.3 million, or 90%, to $4.9 million for the three-month period ended September 30, 2012, from $2.6 million for the three-month period ended September 30, 2011, as a result of our continued commercialization efforts and sales momentum of KRYSTEXXA. Net sales of KRYSTEXXA increased $2.7 million, or 143%, to $4.5 million for the three-month period ended September 30, 2012, from $1.8 million for the three-month period ended September 30, 2011.

Sales of Oxandrin, and our authorized generic version of Oxandrin, oxandrolone, decreased by $0.3 million, or 43%, to $0.4 million for the three month-period ended September 30, 2012, from $0.7 million for the three-month period ended September 30, 2011. We expect that sales of Oxandrin and oxandrolone will decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan on seeking a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products. We have and will continue to explore divestiture or out-license opportunities for these products. Based on our current demand for these products, we anticipate that our oxadrolone inventory will run out in Q2 of 2013 and our Oxandrin inventory will be sufficient to meet demand until expiration, which is the third quarter of 2015.

Cost of goods sold

Cost of goods sold decreased $0.4 million, or 8%, to $4.2 million for the three-month period ended September 30, 2012, from $4.6 million for the three-month period ended September 30, 2011. The decrease is primarily driven by the year-over-year variance related to charges for inventory and raw materials commitments. For the three month periods ended September 30, 2012 and 2011 we recorded charges of $2.8 million and $3.4 million, respectively, against operations, resulting in a year-over-year decrease in cost of goods sold of $0.6 million, related to in process and finished goods KRYSTEXXA inventory that we do not believe we will be able to sell through to commerce, prior to expiration. Additionally, a portion of these charges relates to certain future minimum purchase commitments of raw material for use in manufacturing of KRYSTEXXA finished product that we do not believe will be required based upon future estimated production levels.

Research and development expenses

Research and development expenses increased $0.9 million, or 16%, to $6.8 million for the three-month period ended September 30, 2012, from $5.9 million for the three-month period ended September 30, 2011. The increase is primarily due to expenses related to the support of our MAA filing and launch activities for KRYSTEXXA in the EU, whereby we have engaged RMS’s in our key EU markets to commence KOL interactions.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.9 million, or 8%, to $20.4 million for the three-month period ended September 30, 2012, from $22.3 million for the three-month period ended September 30, 2011, primarily due to expense reduction efforts resulting from our reorganization plan, offset slightly by severance costs, resulting from our reorganization plan.

Interest expense

Interest expense on our debt increased $3.3 million, or 93%, to $6.8 million for the three-month period ended September 30, 2012, from $3.5 million for the three-month period ended September 30, 2011. The increase in interest expense reflects the 2019 Notes that were issued on May 9, 2012. Interest expense for the three-month period ended September 30, 2012 reflects $2.7 million of cash interest expense and $4.1 million of non-cash interest expense. Interest expense for the three-month period ended September 30, 2011, reflects $2.9 million of cash interest expense from our 2018 Convertible Notes and $0.6 million of non-cash interest expense.

Other (expense) income, net

Other expense, net increased $6.4 million for the three-month period ended September 30, 2012 primarily related to the increase in the fair value of our warrant liability as a result of the mark-to-market valuation adjustment in the current quarter, as a result of the higher underlying price of our common stock since the date of issuance of the warrants.

Income tax benefit

We recorded no income tax benefit or provision for the three-month period ended September 30, 2012.

Results of Operations for the Nine-Month Periods Ended September 30, 2012 and September 30, 2011

Revenues

Net revenues increased $7.2 million, or 123%, to $13.1 million for the nine-month period ended September 30, 2012, from $5.9 million for the nine-month period ended September 30, 2011, as a result of our continued commercialization efforts and sales momentum of KRYSTEXXA. Net sales of KRYSTEXXA increased $8.4 million, or 261%, to $11.6 million for the nine-month period ended September 30, 2012, from $3.2 million for the nine-month period ended September 30, 2011.

Sales of Oxandrin, and our authorized generic version of Oxandrin, oxandrolone, decreased by $1.1 million, or 43%, to $1.5 million for the nine-month period ended September 30, 2012, from $2.6 million for the nine-month period ended September 30, 2011. We expect that sales of Oxandrin and oxandrolone will decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan on seeking a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products. We have and will continue to explore divestiture or out-license opportunities for these products. Based on our current demand for these products, we anticipate that our oxadrolone inventory will run out in 2Q of 2013 and our Oxandrin inventory will be sufficient to meet demand until expiration, which is the third quarter of 2015.

Cost of goods sold

Cost of goods sold increased $6.7 million, or 111%, to $12.7 million for the nine-month period ended September 30, 2012, from $6.0 million for the nine-month period ended September 30, 2011. The increase is primarily driven by the year-over-year variance related to charges for inventory and raw materials commitments. For the nine-month periods ended September 30, 2012 and 2011 we recorded charges of $7.8 million and $3.4 million, respectively, against operations, resulting in a year-over-year increase in cost of goods sold of $4.4 million, related to in process and finished goods KRYSTEXXA inventory that we do not believe we will be able to sell through to commerce, prior to expiration. Additionally, a portion of these charges relates to certain future minimum purchase commitments of raw material for use in manufacturing of KRYSTEXXA finished product that we do not believe will be required based upon future estimated production levels. Also contributing to the increase are higher sales-based royalty payments of approximately $2.1 million resulting from the increase in KRYSTEXXA sales. We have also recorded approximately $0.8 million of expense for the expected payment of a sales-based milestone that will become due and payable to Duke University, or Duke, and Mountain View Pharmaceuticals, or MVP, upon the attainment of specified KRYSTEXXA sales targets.

Research and development expenses

Research and development expenses increased $3.4 million, or 20%, to $20.7 million for the nine-month period ended September 30, 2012, from $17.3 million for the nine-month period ended September 30, 2011. The higher expenses are primarily due to expenses related to the support of our MAA filing and launch activities for KRYSTEXXA in the EU, whereby we engaged RMS’s in our key markets to commence KOL interactions, our post-FDA approval clinical studies for KRYSTEXXA in the U.S. and higher compensation expenses as a result of increased headcount to support these efforts.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $9.2 million, or 15%, to $72.0 million for the nine-month period ended September 30, 2012, from $62.8 million for the nine-month period ended September 30, 2011. The higher expenses are primarily due to increased selling and marketing costs associated with our KRYSTEXXA marketing and commercialization efforts coupled with higher compensation expenses as a result of increased headcount that we had been adding prior to committing to our reorganization plan.

Gain on extinguishment of debt

We recorded a gain of approximately $21.8 million upon the extinguishment of our 2018 Convertible Notes during the nine-month period ended September 30, 2012. The gain arose as the fair value of the 2018 Convertible Notes was less than its carry value at the time of the transaction. See Note 7 to our consolidated financial statements for further discussion of the debt exchange transaction.

Interest expense

Interest expense on our debt increased $5.2 million, or 43%, to $17.0 million for the nine-month period ended September 30, 2012, from $11.8 million for the nine-month period ended September 30, 2011. The increase in interest expense reflects the 2019 Notes that were issued on May 9, 2012. Interest expense for the nine-month period ended September 30, 2012 reflects $8.1 million of cash interest expense and $8.9 million of non-cash interest expense. Interest expense for the nine-month period ended September 30, 2011, reflects $7.3 million of cash interest expense and $4.5 million of non-cash interest expense.

Other (expense) income, net

Other expense, net increased by $4.6 million for the nine-month period ended September 30, 2012 primarily related to the increase in the fair value of our warrant liability as a result of the $2.8 million mark-to-market valuation adjustments for the period, as a result of the higher underlying price of our common stock since the date of issuance of the warrants. In addition, the nine-month period ended September 30, 2011 reflects a benefit received as a result of the reversal of a $1.8 million liability for accrued interest and penalties relating to an unrecognized tax benefit liability.

Income tax benefit

We recorded no income tax benefit or provision for the nine-month period ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012, we had $116.2 million in cash, cash equivalents and short-term investments as compared to $169.8 million at December 31, 2011. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal.

In February 2011, the Company issued its 2018 Convertible Notes at par ($230 million) that become due on February 1, 2018. The Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. On May 9, 2012, the Company issued its 2019 Notes and warrants (as discussed below) in exchange for a portion of the existing 2018 Convertible Notes and $46.8 million in cash. We received net cash proceeds after expenses from this financing transaction of $42.6 million. Certain holders exchanged their 2018 Convertible Notes, having an outstanding principal amount of $107.6 million, for units of the Company, or Units, comprised of the 2019 Notes, having a principal amount at maturity of $107.9 million and warrants to purchase 4.0 million shares of the Company’s common stock at an exercise price of $1.863 per share. A Unit consists of $1,000 principal amount of Notes and warrants to purchase 23.4 shares of common stock. The 2019 Notes are senior to the 2018 Convertible Notes. In connection with the debt exchange discussed above, certain discount amortization and interest will be permanently disallowed for income tax purposes over the life of the 2019 Notes.

We have used and will continue to use in the future, the net proceeds from the issuance of our debt to commercialize KRYSTEXXA in the United States, including for marketing activities, funding clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States particularly in the EU, and for general corporate purposes, including working capital. As a result, our management has broad discretion to use the net proceeds from our debt issuances. Pending the application of the net proceeds, we invest the net proceeds in short-term U.S. Treasury money market funds and bank certificates of deposit.

Based on our current commercialization plans for KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities after giving effect to our reorganization plan, the cost of purchasing additional inventory, the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, the cost of pursuing regulatory approval in the EU, and the cost of reimbursement and KOL development activities in the EU, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting but excluding any cash which may be generated from the consummation of a partnership transaction for the EU or other markets, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations into the second quarter of 2014. Our management has broad discretion in the use of our financial resources and may adjust our anticipated plans as circumstances warrant.

Cash Flows

Cash used in operating activities for the nine-month period ended September 30, 2012 was $94.6 million, which substantially reflects our $90.3 million net loss for the period. Cash used in operations for the nine-month period ended September 30, 2012 increased $9.3 million compared to the comparable period in 2011 due primarily to the net loss. Cash provided by investing activities of $5.7 million for the nine-month period ended September 30, 2012 reflects the excess of maturities of held-to-maturity securities consisting of bank certificates of deposit partially offset by purchases of these securities. Cash provided by financing activities of $43.1 million for the nine-month period ended September 30, 2012 primarily reflects net cash proceeds received from our May 2012 debt exchange financing transaction.

Cash used in investing activities of $28.0 million during the nine-month period ended September 30, 2011 reflects the excess of maturities of held-to-maturity securities consisting of bank certificates of deposit partially offset by purchases of these securities. Cash provided by financing activities for the nine-month period ended September 30, 2011 was $223.4 million, primarily the result of cash proceeds received from the issuance of the 2018 Convertible Notes in January 2011.

Funding Requirements

We continue to focus our efforts on commercializing KRYSTEXXA, supporting our development activities and exploring partnership opportunities while seeking regulatory approval outside of the United States for KRYSTEXXA, particularly in the EU, and undertaking clinical trials and other research and development activities to pursue label expansion for KRYSTEXXA:

Our future capital requirements will depend on many factors, including:

•	whether we are successful in executing our commercial strategy for KRYSTEXXA,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the cost of clinical trials directed to potential expansion of clinical utility opportunities for KRYSTEXXA,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of manufacturing activities,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA, and

•	the timing and cost involved in obtaining regulatory approvals for KRYSTEXXA in countries other than the United States.

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

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations	$293,382	$—	$—	$—	$293,382
Interest on long-term debt obligations	126,442	10,944	27,926	52,658	34,914
Capital lease obligations	250	62	94	94	—
Operating lease obligations	15,823	2,363	2,913	2,946	7,601
Purchase commitment obligations (1)	67,950	34,370	20,176	13,404	—
Other commitments (2)	2,719	2,091	628	—	—

Total	$506,566	$49,830	$51,737	$69,102	$335,897

(1)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. The table does not include potential future purchase commitments for which the amounts and timing of payments cannot be reasonably predicted. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(2)	Other commitments include an aggregate of approximately $1.0 million in sales-based milestone payments that will become due and payable to Duke and MVP, on the attainment of specified KRYSTEXXA sales targets. Other commitments also reflects the following severance and retentions arrangements:

i.	As a part of the reorganization plan, we have committed to cash retention payments to certain key employees during 2012, and 2013. Our potential commitment, if all recipients are employed at the time of payment, would be approximately $1.1 million during 2012 and an additional $1.1 million during 2013.

ii.	In addition, in order to secure the retention of our senior executives key to the successful operations of our company and to prevent any disruption to the strategic development of our business, we granted cash and stock retention awards to our senior executives which vest as to 50% of the award on specific dates over a two-year period. Our potential commitment, if all of the executives are employed at the time of vesting, would be approximately $0.8 million during 2013 and $0.8 million during 2014.

iii.	For the three and nine-month periods ended September 30, 2012, we recorded severance charges of $1.1 million and $1.7 million, respectively, of which approximately $1.0 million for each respective period are related to the impact of the reduction in workforce pursuant to our reorganization plan. Substantially all of the severance will be paid during the remainder of 2012.

Excluded from the above table are employment agreements with eight senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.1 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year period unless either party gives the other notice of non-renewal.

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

In addition, we have previously received financial support of research and development from the Office of the Chief Scientist of the State of Israel, or OCS, and the Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.6 million for the development of KRYSTEXXA. As of the third quarter of 2012 our obligation to BIRD has been met and therefore, we will not be required to make any future royalty payments to BIRD. We have a liability for unrecognized tax benefits of $2.7 million at September 30, 2012. We are unable to estimate the timing of any future payments for this liability, if any.

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

Accounting Pronouncements

During the quarter ended September 30, 2012, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and nine month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other Litigation

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of our 2018 Convertible Notes, Tang Capital Partners, LP, against us and our current directors and one former director in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against us and our current and former directors and also to add additional note-holders as plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against us relating to an alleged event of default under the 2018 Indenture. As with the April 30 and May 21 complaints, the June 29 complaint also alleges, among other things, that we are insolvent, and seeks the appointment of a receiver. We filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the note-holders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under our convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a memorandum opinion granting both of our motions. Specifically, the Court determined that the note-holders do not have standing to bring an action to appoint a receiver for us and that an event of default has not occurred under our convertible notes. We have moved to dismiss the remaining claims in the June 29 complaint, but that motion has not yet been decided. On June 8, 2012, we filed a cross-complaint against Tang Capital, which was subsequently amended on August 31, 2012. The amended complaint alleges a claim for breach of a non-disclosure agreement between us and Tang and for tortious interference with our business and contractual relations. Our amended complaint remains outstanding.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, materially harm our business, results of operations, financial condition or cash flows.

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

These forward-looking statements include, among other things, statements about:

•	our ability to complete the development of and execute upon our commercial strategy for KRYSTEXXA,

•	market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community,

•	our ability to execute on our plans for the expansion of the clinical utility for KRYSTEXXA,

•	our market expansion plans for KRYSTEXXA outside the United States, including our Marketing Authorization Application, or MAA, which is pending with the European Medicine Agency, or EMA, last year,

•	market acceptance of reimbursement risks with third-party payors,

•	our ability to service our outstanding debt obligations,

•	our financing needs and liquidity, and

•	the market size for KRYSTEXXA and its expected degree of market acceptance.

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

During 2011, we implemented the first phase of the commercial launch of KRYSTEXXA in the United States with our sales force commencing field promotion to physicians on February 28, 2011. Beginning in January 2012, we began the second phase of the launch with commercial activities including increased outreach by our sales force to specialties other than rheumatologists, such as nephrologists and podiatrists, that may also see patients with Refractory Chronic Gout, or RCG. The successful execution of our commercial strategy continues to be a complex and ongoing process and requires substantial capital resources. We have no prior experience commercializing a biologic drug product. If we are not successful in executing our commercialization strategy, market acceptance of KRYSTEXXA may be harmed, we will not achieve the revenues that we anticipate and we may need additional funding.

* Our business also focuses on the worldwide clinical development and commercialization of KRYSTEXXA outside of the United States, particularly in the European Union. If we fail to achieve regulatory approval for KRYSTEXXA in the European Union or in other jurisdictions outside of the United States, or if regulatory approval in those jurisdictions is delayed, we will not achieve the revenues that we anticipate.

We intend to market KRYSTEXXA outside the United States through the use of partners or collaborators. In order to market KRYSTEXXA in the European Union and other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In early May 2011, we submitted our Marketing Authorization Application, or MAA, for marketing authorization for KRYSTEXXA in the European Union. In late May 2011, the European Medicines Agency, or EMA, validated and accepted for review our MAA and initiated the regulatory review process of KRYSTEXXA in the European Union. In March 2012, KRYSTEXXA became available in the European Union through a Named Patient Program, which permits the administration of treatments that are pending approval by the EMA to patients suffering from serious diseases prior to the treatment’s commercial availability in each market. In October 2012, we were notified that the EMA Committee for Medicinal Products for Human Use completed its scientific assessment of our MAA for KRYSTEXXA and issued a positive opinion recommending approval of the MAA for KRYSTEXXA for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. However, our MAA could fail to be approved by the EMA, or such approval could be delayed. If our MAA is not approved, or if such approval is delayed, we will not achieve the revenues that we anticipate.

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

Our efforts to establish and maintain an internal sales, marketing and commercialization infrastructure and capabilities, directed toward our commercialization of KRYSTEXXA in the United States have been and will continue to be difficult, expensive and time consuming. We may not have accurately estimated the size or capabilities of the sales force necessary to successfully commercialize KRYSTEXXA in the U. S. and may not be able to attract, hire, train and retain the qualified sales and marketing personnel necessary to achieve or maintain an effective sales and marketing force for the sale of KRYSTEXXA in the U. S., or we may have underestimated the time and expense to achieve this objective. Similarly, we may not be successful in establishing necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If our internal sales, marketing, and commercialization infrastructure proves to be inadequate, our ability to market and sell KRYSTEXXA and generate revenue from sales to customers in the U. S. will be impaired and result in lower than expected revenues.

* Our business and ability to repay our obligations may be harmed if we have inaccurately predicted the market size for KRYSTEXXA or if we do not price KRYSTEXXA at an appropriate level.

The market size for KRYSTEXXA is difficult to predict with accuracy. We currently estimate the total addressable market for KRYSTEXXA to be approximately 120,000 patients in the United States, based on a KRYSTEXXA Market Study that was completed in July 2011. However, the actual number of adult patients with RCG in the United States market may be substantially lower than our estimate. We believe we are presently reaching a select portion of this overall market defined by our current approved labeling, as actual customer usage to date appears limited to the most severe RCG patients. Ultimately, the total available market opportunity for KRYSTEXXA will depend on, among other things our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians to administering clinicians. We are also engaged in market sizing studies for KRYSTEXXA with respect to the European Union and the rest of the world. Moreover, our revenues may be harmed if we do not appropriately price KRYSTEXXA in that revenues will be lower if the list price for KRYSTEXXA is too low and sales may be harmed if it is too high.

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

Those patients who suffer from RCG comprise a patient population that has previously failed other treatments. However, KRYSTEXXA may not gain or maintain market acceptance by these RCG patients, or by physicians, infusion site personnel, healthcare payors or others in the medical community. Additionally, we believe that a significant number of potential patients for KRYSTEXXA may be treated by nephrologists and podiatrists whom we have recently begun to educate about KRYSTEXXA in order to facilitate referrals of patients to rheumatologists or other infusion providers who will administer KRYSTEXXA. If we are unsuccessful in educating these specialists about KRYSTEXXA, or if they do not refer patients to sites of care, then market acceptance for KRYSTEXXA will be reduced. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing KRYSTEXXA and could limit its commercial success and result in lower than expected revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including:

•	its efficacy and potential advantages over other treatments,

•

the extent to which physicians are successful in treating patients with other products or treatments, such as allopurinol and Uloric® (febuxostat), which, because they are pills, offer greater convenience and ease of administration and are substantially less expensive compared to KRYSTEXXA,

•	whether patients remain on KRYSTEXXA or are able to be successfully managed with allopurinol or Uloric following treatment with KRYSTEXXA,

•	the extent to which physicians and patients experience similar or improved clinical results to that reported on the approved product labeling,

•	market acceptance of the per vial cost at which we sell KRYSTEXXA in the United States,

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

We were awarded a contract from the U.S. Department of Veterans Affairs, or the VA, for KRYSTEXXA to be covered for reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our list price. If we are unable to negotiate smaller discounts to the list price for KRYSTEXXA with other third-party payors, our profitability will be materially and adversely affected.

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

At September 30, 2012, we had $116.2 million in cash, cash equivalents and short-term investments, as compared to $169.8 million at December 31, 2011 and $202.7 million at September 30, 2011. At September 30, 2012, we had an accumulated deficit of $507.9 million.

The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity and debt offerings, product sales and the divestiture of assets that were not core to our strategic business plan. Most recently, in May 2012, we increased our cash position through the net proceeds received from the sale of Units comprised of our 2019 Notes and accompanying warrants and in February 2011 from the offer and sale of our 2018 Convertible Notes, a portion of which were exchanged by their holders for Units. We have been less successful in increasing our cash position in recent years through product sales of Oxandrin ® and our authorized generic Oxandrin brand equivalent product, oxandrolone, due to a substantial decline in sales. Although we may consider divesting Oxandrin and oxandrolone, any proceeds of that divestiture would not significantly improve our cash position and we do not have further non-core assets to divest.

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

Based on our current commercialization plans for KRYSTEXXA, including, among other things, our anticipated expenses relating to sales and marketing activities and the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operations into the second quarter of 2014.

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

We depend on key members of our management team. In addition, in recent years, due to challenges we have faced and changes in our senior management, we have relied at various times more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger, and more recently, David Norton, who has served as our interim Chief Executive Officer, or CEO, from February 1, 2012 to July 9, 2012, when Louis Ferrari was appointed as our President and CEO. The loss of the services of Messrs. Jaeger or Ferrari, or any member of our senior management team, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA and the strategic objectives for our company. We have employment agreements with key members of our management team, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

*In the past, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. If we experience additional batch failure in the future, our gross margin in selling KRYSTEXXA will decrease and we may not have enough product to meet demand and the FDA may require us to take further steps to address issues related to our manufacturing process, any of which could materially harm our commercialization efforts.

In the second half of 2010, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. Although we believe that these batch failures are within normal industry failure rates experienced for the commencement of biologic commercial manufacturing, this failure rate is nonetheless above the level that we believe to be acceptable for normal ongoing operations. With the assistance of an outside manufacturing and quality consulting firm, we completed a review of these batch failures. Although we believe that we identified the root cause of the batch failures, we may experience further batch failures. Under our direction, our third-party contract manufacturers have implemented remediation steps that we believe will continue to minimize or eliminate these failures in the future. However, the remediation steps that we have implemented may fail to minimize or eliminate future batch failures.

If we again experience rates of batch failures above levels that are acceptable for normal ongoing manufacturing operations, then our cost of producing KRYSTEXXA will increase and our gross margin in selling KRYSTEXXA will decrease. We may also have insufficient product to meet demand, and our revenues would suffer. If we are unable to meet demand for an extended period of time we may also experience a decrease in market demand. In addition, the FDA could require us to take further steps to reduce this batch failure rate, which could be costly and could require us to stop manufacturing KRYSTEXXA in order to implement these further remediation steps. Any reduction in our gross margin, inability to meet demand or FDA requirement to implement further remediation steps could materially harm our commercialization efforts.

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

* We have substantial indebtedness that may adversely affect our cash flow and otherwise negatively affect our operations.

We have $293.4 million in principal amount of outstanding secured and unsecured notes, consisting of our 2018 Convertible Notes and our 2019 Notes. The 2018 Convertible Notes bear interest at a rate of 4.75% per year. The 2019 Notes were issued in an original principal amount equal to 73.78% of their fully accreted principal amount. In addition to the accretion of principal, the 2019 Notes have a cash coupon interest rate 3% in the first three years and a cash coupon interest rate of 12% per year thereafter. The 2019 Notes will reach their contractually accreted principal amount on May 9, 2015, and will mature on May 9, 2019.

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

Moreover, the indentures governing both series of our notes provide for repurchase by us, at the note-holders’ option, under certain circumstances. In the event we are required to repurchase all or a substantial portion our outstanding indebtedness, our business will be materially adversely affected.

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

An uncured event of default or cross-default under our 2018 Convertible Notes or our 2019 Senior Notes would result in the acceleration of this indebtedness. In such an event, unless we were able to find alternative means to refinance our outstanding indebtedness or to agree with other holders of our indebtedness not to demand immediate payment of our indebtedness, our business and financial condition would be materially and irreparably harmed.

* Our stock price is volatile, which could adversely affect your investment.

Our stock price has been, and will likely continue to be, volatile. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	whether we are successful in marketing and selling KRYSTEXXA,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States,

•	the timing of any future capital raising transactions by us, and the structure of such transactions and amount of capital raised,

•	our ability to successfully defend against the creditor derivative action complaint and subsequent alleged default under our Senior Notes,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	market conditions in the pharmaceutical and biotechnology industries and the issuance of new or revised securities analyst reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	legal and regulatory developments in the United States and foreign countries, and

•	other factors described in this “Risk Factors” section.

Moreover, on June 29, 2012, The NASDAQ Stock Market notified us that we did not maintain a minimum bid price of $1.00 per share as required by NASDAQ listing rules, on August 7, 2012 we were notified that we did not comply with the $50 million market value of listed securities requirement. While we have since regained compliance with both the minimum bid requirement and the market value of listed securities requirement, there is no assurance that we will maintain compliance in the future. If we do not maintain compliance, we may implement a reverse stock split to raise our stock price over the minimum bid requirement or be delisted. In the event we are delisted, our common stock will trade on “over-the-counter” exchanges, through which trading in general is less stable than traditional exchanges and which could impact the volatility of our common stock.

This volatility may impose a greater risk of capital losses for our stockholders than a less volatile stock, and may make it difficult to ascribe a stable valuation to a stockholder’s holdings of our common stock. This volatility may affect the price at which our investors may sell their common stock, and any sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

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

We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, which expires in August 2013 at the earliest, if any person or group acquires more than 15% of our common stock without approval of our board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. As a result, the plan makes an acquisition much more costly to a potential acquirer.

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

On September 24, 2012, the Company granted 100,000 shares of restricted stock that will vest and become exercisable as to one-third of the grant on each of the first three anniversaries of the grant date to John P. Hamill in connection with his appointment as Senior Vice President, Chief Financial Officer & Treasurer of the Company.

ITEM 6.	EXHIBITS

a) Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC.

(Registrant)

By:	/s/ Louis Ferrari
Louis Ferrari
Chief Executive Officer & President
(Principal Executive Officer)

By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

By:	/s/ David G. Gionco
David G. Gionco
Group Vice President & Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 8, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	By-Laws of Savient Pharmaceuticals, Inc., as amended through August 6, 2012 *

4.1	Rights Agreement, dated August 6, 2012, between Savient Pharmaceuticals, Inc. and American Stock Transfer and Trust Company, LLC (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the form of Summary of Rights to Purchase Preferred Stock as Exhibit C thereto)*

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Statement pursuant to 18 U.S.C. §1350

32.2	Statement pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to, and incorporated by reference from, the Company’s Current Report on Form 8-K filed on August 7, 2012