Form 10-K
period 2012-12-31
SAVIENT PHARMACEUTICALS INC
filed 2013-04-01
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-15313

SAVIENT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3033811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Crossing Boulevard, 3rd Floor, Bridgewater, New Jersey	08807
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(732) 418-9300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	Nasdaq Global Market
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second quarter, was $38,412,000 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date of $0.54.

As of March 19, 2013, the number of shares of Common Stock outstanding was 74,400,580.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, future actions, future performance, projected costs and expenses, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, projections for current alliances, co-promotes and partnership, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” “would,” “could,” “should,” “target” and similar expressions, to identify forward-looking statements. These forward-looking statements include, among others, statements relating to the success of our marketing efforts and our ability to commercialize KRYSTEXXA, market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community, our market expansion plans in the European Union and the rest of the world, the potential for our entering into a partnering arrangement to commercially launch KRYSTEXXA in the European Union under the marketing authorization received from the European Commission, the ability of any partner we may have to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community within their territory, market acceptance of reimbursement risks with third-party payors generally and in particular following price increase actions, the risk that the market for KRYSTEXXA in the United States, European Union and other regions, is smaller than we have anticipated, our plans for the expansion of clinical utility for KRYSTEXXA, our ability to service our outstanding debt, fund our operations and raise additional capital needed to achieve our business objectives, our reliance on third parties to market, distribute and sell KRYSTEXXA outside the United States, our reliance on third parties to manufacture KRYSTEXXA, and our ability to meet the stringent regulatory requirements governing the biopharmaceutical industry.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in various cautionary statements in this Annual Report on Form 10-K, including in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1.	BUSINESS

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA throughout the world. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. On January 7, 2013, our wholly owned subsidiary, Savient Pharma Ireland Limited was granted a marketing authorization from the European Commission for KRYSTEXXA to be marketed in the European Union, or EU. KRYSTEXXA was approved in the EU for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. We continue to focus on our pre-launch activities for KRYSTEXXA in the EU, while we advance our examination of collaboration and partnership opportunities for the commercial launch of KRYSTEXXA in the EU. At this time, we cannot estimate the timeline for the consummation of any potential deal for EU commercialization, for which a transaction must be in place prior to a launch in that region. We see opportunity for KRYSTEXXA in other regions around the world and thus, we are also continuing to explore collaboration and partnership opportunities for the regulatory approval and commercialization of KRYSTEXXA outside of the United States and EU.

On February 19, 2013, we announced that we entered into an agreement with Swedish Orphan Biovitrum AB, or Sobi, an international specialty healthcare company dedicated to rare diseases, for the co-promotion of Kineret®, a treatment for rheumatoid arthritis, in the U.S. Under the terms of the agreement, Sobi has granted to us the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. We will market and promote Kineret beginning April 1, 2013. We earn a co-promotion fee from this arrangement based upon fifty percent of incremental gross profit earned from Kineret in a year as compared to 2012 adjusted gross profit as the base year.

KRYSTEXXA is indicated in the United States for the treatment of chronic gout in adult patients refractory to conventional therapy, a condition that we refer to as refractory chronic gout, or RCG. RCG occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of asymptomatic hyperuricemia, an elevation of blood concentration of uric acid not associated with gout. The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid to allantoin, which is readily eliminated primarily through the kidney. We believe that treatment with KRYSTEXXA provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of adult patients in the United States who are suffering from RCG, which we refer to as the KRYSTEXXA Market Study. The KRYSTEXXA Market Study was conducted using both secondary data sources and primary market research. The secondary data sources were used to quantify the diagnosed prevalent gout population and the treated gout population and included all available published literature, including the National Health and Nutrition Examination Survey, or NHANES, a program of studies sponsored by the United States Centers for Disease Control and Prevention designed to assess the health and nutritional status of adults and children in the United States, Medicare claims data and commercial insurance claims data. The market size for KRYSTEXXA is difficult to predict with accuracy and the KRYSTEXXA Market Study, completed in July 2011, indicated that there are approximately 120,000 RCG patients in the United States, or approximately 4.2% of the overall annual treated gout population in the United States. However, the actual number of adult patients with RCG in the United States market may be substantially lower than our estimate. Furthermore, not all of these patients may be engaged with the health care system and if engaged in the healthcare system, may not be seeking treatment with Rheumatologists which whom we currently concentrate most of our commercial efforts. Additionally, we believe we are presently only reaching a select portion of this overall market defined by our current approved labeling, as actual customer usage to date appears limited to the most severe RCG patients which we estimate as being between 20,000 and 40,000 patients in the United States. Ultimately, the total available market opportunity for KRYSTEXXA and our ability to penetrate that market will depend on, among other things, our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians to administering clinicians. We are also engaged in market sizing studies for KRYSTEXXA with respect to the EU and the rest of the world.

We believe that the clinical community and payors will continue to see the value of KRYSTEXXA and that there is a certain amount of price elasticity for the product. Over the past year, we increased the selling price of KRYSTEXXA by approximately 29% from the original list price of $2,300 per 8 mg vial to $2,962 per 8 mg vial and most recently, by an additional 30% to $3,850 per 8 mg vial, effective January 16, 2013.

On July 9, 2012, we initiated a reorganization plan which includes organizational changes designed to improve our operational efficiencies while ensuring continued focus on the commercialization of KRYSTEXXA and the advancement of our clinical development programs. As part of the initiative, we decreased our work-force by approximately 35%, including vacancies, effective September 10, 2012. Following the reduction in force, we have a U.S. sales force consisting of 38 key account managers, three regional directors, four managed care executives and four area business specialists. To support the safe and effective use of KRYSTEXXA in the commercial setting, we have a field-based medical affairs function consisting of 8 regional medical scientists, or RMSs, in the U.S., coupled with an additional 5 RMSs in the EU, who educate clinicians through reactive presentations of the clinical data. As we proceed forward with the commercialization of KRYSTEXXA, we may adjust the size of our organization as necessary. Our sales force targets rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG, as well as podiatrists who may also refer patients with RCG. Our reorganization plan is expected to generate approximately $50 to $55 million in annual operating expense savings during the 2013 fiscal year, by reducing non-workforce related operating expenses across all functional areas and by reducing salary, bonus and benefit related operating costs. Partially offsetting these operating cost savings are approximately $10 to $15 million in higher expenses to be incurred during 2013 due to EU pre-launch marketing activities and U.S. clinical trial costs.

To date, our U.S. sales force has reached the majority of key rheumatologists and nephrologists located in private practices, infusion centers, hospitals, academic institutions and U.S. Department of Veterans Affairs, or the VA, medical centers. However, we believe that sales of KRYSTEXXA have been hampered by the lack of information that was available to prescribers at the time of the commercial launch of KRYSTEXXA and concerns over Medicare Part B reimbursement. In an effort to address the lack of information available to prescribers, in August 2011, we published data from our two pivotal KRYSTEXXA Phase 3 clinical trials in patients with RCG in the Journal of the American Medical Association, or JAMA. The data published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial percentage of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. In addition, 40% of patients with gouty tophi at the commencement of the study receiving KRYSTEXXA experienced complete resolution of one or more tophi by the final study visit, compared to 7% of patients on placebo. The datum published also included a summary of adverse events that occurred in at least 5% of the patients in the trial, including gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting. In addition, a manuscript showing the improvement in patient reported outcomes following treatment with KRYSTEXXA was published in the June 27, 2012 Journal of Rheumatology. Unlike the objective end points of a clinical trial, such as the lowering of serum uric acid, patient reported outcomes measure subjective aspects, such as reduction in pain, or improvement in the patient’s quality of life.

During the first quarter of 2012, we updated our clinical development plan for KRYSTEXXA and are undertaking a targeted and focused approach to expanding the clinical utility of KRYSTEXXA into populations beyond RCG. For example, a significant number of severe gout patients have underlying chronic renal disease that can affect treatment options. Clinicians are reluctant to use conventional urate lowering agents in patients with significant renal disease and when they do use them, it is often in doses that have little effect on serum uric acid levels. Further, in patients with gout who have undergone solid organ transplantation, including renal transplantation, the use of conventional urate lowering treatments is actually contraindicated in many of those patients receiving certain types of immunosuppressive agents. Certain results observed in the Phase 3 clinical trials for KRYSTEXXA support effective treatment with KRYSTEXXA in these circumstances. In view of these findings, a key area of focus for our clinical development plan will be to confirm whether KRYSTEXXA is dialyzable. A study looking at the use of KRYSTEXXA in patients undergoing renal dialysis has completed enrollment and we expect data in mid-2013. We will also explore whether KRYSTEXXA can be used safely and effectively in patients with gout who have undergone solid organ transplantation. We believe these are areas of significant unmet medical needs in view of the difficulties with conventional uric lowering therapies, or ULTs, in these populations.

We are also exploring methods to mitigate the antibody formation that occurs to the molecule via the immunogenicity trial due to begin in the third quarter of 2013. This trial will test a new dosing schedule designed to induce a high zone tolerance. We believe that it will further reduce the incidence of infusion reactions and increase the number of patients who maintain their response to KRYSTEXXA over the long term. In the Phase 3 clinical development program, 42% of patients maintained their response to KRYSTEXXA over the six-month period of the trials. Many of the patients who discontinued from these trials lost their therapeutic response due to the development of high-titer antibodies. If the immunogenicity trial is successful, we believe fewer patients will develop high-titer antibodies and thereby better able to maintain their therapeutic response over a longer period of time.

In addition, there is a large pool of patients who have severe tophaceous gout who fall outside of the RCG population primarily because their conventional ULT therapy is not at a maximum dose. The KRYSTEXXA Market Study indicated that approximately 500,000 to 700,000 patients in the U.S. currently have tophaceous gout and uncontrolled uric acid levels but were not considered in the RCG market because their conventional ULT therapy is not at a maximum dose. However, because of the size and/or location of their tophi, their physical functioning is impaired. Because KRYSTEXXA rapidly lowers serum uric acid levels and has a significant and rapid effect on reducing tophi and total body urate stores, we believe these patients can benefit from an induction/maintenance therapy with KRYSTEXXA. A Phase 4 clinical study to examine the use of KRYSTEXXA as an induction (debulking) therapy in patients with severe tophaceous gout is a possible future strategy for expanding the market opportunity for KRYSTEXXA. Because the immunogenicity trial may result in a different dosing schedule for KRYSTEXXA and higher response rates, we decided to push back the start of the induction/maintenance trials until the data from the immunogenicity trial is available. We believe this would allow us to conduct the induction/maintenance trials with fewer patients and at less cost, while further lessening the risk of infusion reactions for the patients.

Data from our open label long term extension trial was published in Annals of Rheumatic Disease on-line on November 10, 2012. This article provides key clinical data on patients who have been receiving KRYSTEXXA for an additional 30 months and is critical for clinicians as they better understand the clinical benefits of long-term KRYSTEXXA use for their patients and how to manage possible side effects. Additionally, a review article on RCG and the use of pegloticase was published in the April 2012 issue of the International Journal of Clinical Rheumatology. Furthermore, an appraisal of the role of pegloticase in the management of gout was published in the 2012 issue of Open Access Rheumatology: Research and Reviews. Finally, a review article on the evaluation and treatment of gout as a chronic disease was published on-line in the journal Advances in Therapy in October 2012. This article describes the population with refractory chronic gout and the role pegloticase plays in the treatment of this condition.

In June 2012, we presented data at an oral session conducted by the European League Against Rheumatism, or EULAR, congress that demonstrated that patients with RCG who also suffer from chronic kidney disease, or CKD, stages one through four, responded to treatment with KRYSTEXXA. We believe this is a significant finding as there are currently limited treatment options available for refractory chronic patients with CKD because impaired kidney function can reduce the ability of conventional gout treatments to lower uric acid and decrease a patient’s threshold for treatment-related toxicity. Six additional abstracts, including a study measuring the impact of gout pain on quality of life in Western Europe, were accepted for presentation or publication at EULAR.

In November 2012, we presented the following eight posters related to KRYSTEXXA at the American College of Rheumatology, or ACR:

•	Complete Tophus Response in Patients with Chronic Gout Initiating Pegloticase Treatment;

•	Clinical Efficacy Outcomes with Up to 3 Years of Pegloticase Treatment for Refractory Chronic Gout;

•	Improvements in Long-Term Health-Related Quality of Life in Chronic Gout Patients Refractory to Conventional Therapies Treated with Pegloticase: Results from Responder Cohort;

•	Patterns of Gout Treatment and Related Outcomes in US Community Rheumatology Practices: the Relation Between Gout Flares, Time in Treatment, Serum Uric Acid Level and Urate Lowering Therapy;

•	Pegloticase Long-Term Safety: Data from the Open Label Extension Trial;

•	Post-Marketing Safety Surveillance Data Reveals Patterns of Use for Pegloticase in Refractory Chronic Gout;

•	Relative Risk of Infusion Reactions with KRYSTEXXA® (pegloticase) from Post-Approval Safety Data: Results from Sept 2010 to June 2012; and

•	Serum Uric Acid as a Biomarker for Mitigation of Infusion Reactions in Patients Treated with Pegloticase for Refractory Chronic Gout.

On January 1, 2012, KRYSTEXXA received a permanent J Code, which facilitates reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We were also awarded a contract from the VA which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price of $2,300 per 8 mg vial. On January 16, 2013, we increased the list selling price of KRYSTEXXA to $3,850 per 8 mg vial and VA member patients now receive an approximate 59% discount to our list price. We expect that this discount will remain the same or increase in the future contingent on price actions that we may take. The VA has also recently issued a KRYSTEXXA monograph and criteria for use. In addition, KRYSTEXXA currently enjoys broad coverage for RCG patients through managed care and private payor organizations. Also, ACR published their treatment guidelines for gout and KRYSTEXXA was included in these guidelines. In six of nine case scenarios defined by ACR, KRYSTEXXA is considered an appropriate therapeutic option for treatment of refractory disease.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA. We believe that this initiative allows patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense.

We have built an inventory of finished KRYSTEXXA product at December 31, 2012, that is packaged and labeled for distribution, and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least the second quarter of 2015.

On October 19, 2012, we were notified that the European Medicine Agency’s Committee for Medical Products for Human Use, or CHMP, completed its scientific assessment of our Marketing Authorization Application, or MAA, for KRYSTEXXA and issued a positive opinion recommending approval of the MAA for KRYSTEXXA for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. The positive CHMP opinion was based upon a detailed evaluation of the MAA, which included safety and efficacy data from our two pivotal Phase III studies, and a long-term open label extension study of KRYSTEXXA, as well as non-clinical and chemistry, manufacturing and control information. This opinion was transmitted to the European Commission, which has the authority for granting marketing authorizations in the EU. On January 7, 2013, our wholly owned subsidiary, Savient Pharma Ireland Ltd. was granted a marketing authorization from the European Commission for KRYSTEXXA in the EU, for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. As part of the marketing authorization received from the European Commission, we will be responsible for post-marketing commitment clinical trials to primarily further examine the safety of KRYSTEXXA. The post-marketing commitment clinical trials are estimated to cost between $25.0 million and $30 million over approximately the next seven years.

In March 2012, KRYSTEXXA was made available in the EU to healthcare professionals through a Named Patient Program. The program was initially offered on a for-fee basis but has since been offered free of charge since July 2012. This program is sponsored by our wholly-owned subsidiary, Savient Pharma Ireland Limited and managed by a third-party service provider.

In further support of our launch planning activities for KRYSTEXXA in Europe, we have advanced the development of reimbursement and pricing plans for the region and engaged RMSs for our key markets and commenced Key Opinion Leader, or KOL, interactions. We currently have a total of 5 RMSs across the UK, Germany and France. The RMSs are responsible for disease state awareness and education surrounding severe debilitating chronic tophaceous gout. By the end of December 2012, the RMSs have called on greater than 300 KOLs with an average frequency of 2 visits per KOL in Europe.

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

On May 9, 2012, certain holders of our currently outstanding 2018 Convertible Notes exchanged approximately $108.0 million (principal amount) of such notes for Units, comprised of 2019 Notes, having a principal amount upon full accretion equivalent to the principal amount of the corresponding exchanged 2018 Convertible Notes, and warrants to purchase approximately 4.0 million shares of our common stock at an exercise price of $1.863 per share. The 2019 Notes were recorded at a 26.22% discount to par. In addition to the accretion of principal, the 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter until their maturity date. The 2019 Notes contractually reach their fully accreted principal amount on May 9, 2015, and will mature on May 9, 2019. Simultaneously, the holders of the 2018 Convertible Notes which were exchanged also purchased additional Units, comprised of 2019 Notes and warrants, the purchase price of which was $46.8 million. The principal amount of the 2019 Notes issued upon the exchange of the 2018 Convertible Notes, plus the 2019 Notes issued to the holders upon purchase of the additional Units, is $170.9 million. The 2019 Notes are secured by substantially all of our assets and by the assets and securities of certain of our subsidiaries. We received net cash proceeds after expenses from this financing transaction of $42.6 million.

We currently operate within one “Specialty Pharmaceutical” segment, which includes the sales and research and development activities of KRYSTEXXA and the sales of Oxandrin and oxandrolone. Total revenues were $18.0 million for year ended December 31, 2012, an increase of $8.4 million, or 88%, from $9.6 million for year ended December 31, 2011.

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

KRYSTEXXA received “orphan drug” designation from the FDA in 2001. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process; however, it does make the product eligible for orphan drug exclusivity for a defined period and offers some financial benefits, including specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the use for which it has such designation, the product is entitled to orphan drug exclusivity. In such a case, later applications by other companies to market the same drug for the same use may not be approved in the United States for a period of seven years from the date of approval of the orphan drug by the FDA, except in limited circumstances, such as if a competitive product is shown to be clinically superior to the original product. Orphan drug designation of KRYSTEXXA does not prevent competitors from introducing different competing drugs for the same orphan indication that is covered by KRYSTEXXA’s orphan designation or the same drug for a different indication. KRYSTEXXA does not have orphan drug designation in the EU or other regions of the world.

Regulatory Approval History

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

As part of our approval we are also required to implement a risk evaluation and mitigation strategy, or REMS, program to minimize the potential risks of KRYSTEXXA treatment. The REMS program includes a Medication Guide for patients, a Communication Plan to healthcare providers and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA is also requiring that we conduct an observational trial in 500 patients treated with KRYSTEXXA for one year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA.

On October 19, 2012, CHMP completed its scientific assessment of our MAA for KRYSTEXXA, and issued a positive opinion recommending approval of the MAA for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. This opinion was transmitted to the European Commission, which has the authority for granting marketing authorizations in the EU.

On January 7, 2013, our wholly owned subsidiary, Savient Pharma Ireland Limited, was granted a marketing authorization from the European Commission for KRYSTEXXA in the EU, for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated.

As part of our EU approval, in order to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA, we are required to conduct an observational trial in 500 patients treated with KRYSTEXXA for as long as they are on treatment plus three months post treatment with KRYSTEXXA. Additionally, we are required to perform a clinical study to verify the appropriate dosing in patients weighing greater than 100kg and a clinical study looking at an alternate dosing regimen which could reduce the frequency of gout flares seen with the onset of treatment with KRYSTEXXA.

Manufacturing

We do not own or operate our own manufacturing facilities and use third-party contract manufacturers to manufacture our products under the oversight and supervision of our technical operations and quality personnel. We intend to continue to rely on contract manufacturers to produce our products, and we have recruited personnel with manufacturing and quality assurance experience to oversee the production and release of KRYSTEXXA.

The manufacturing process for pegloticase, which is the drug substance of KRYSTEXXA, consists of the production through a recombinant process in which a genetically-engineered bacteria produces uricase, followed by its purification, PEGylation, further purification and formulation to produce the bulk pegloticase, which we also refer to as pegloticase drug substance. Pegloticase is aseptically filtered and filled into sterile, single dose vials to produce the KRYSTEXXA drug product. The manufacturing process and the analytical methods used to test KRYSTEXXA and its intermediates have been validated as required by regulatory agencies. We have commercially launched KRYSTEXXA produced at our third-party drug substance manufacturer, Bio-Technology General (Israel) Ltd, or BTG, and drug product manufacturer, Sigma-Tau PharmaSource, Inc., or Sigma-Tau (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010). In support of our commercialization of KRYSTEXXA, we have entered into agreements with BTG and Sigma-Tau for the supply of commercial materials and with NOF Corporation of Japan, or NOF, for supply of the PEGylation reagent mPEG-NPC.

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

We are continuing our efforts to qualify a second contract manufacturing organization for the pegloticase drug substance. However, we will continue to rely on a single source of supply, BTG, for the manufacture of pegloticase drug substance and NOF for mPEG-NPC, the PEGylation reagent. We also plan to engage a secondary fill and finish manufacturer for pegloticase drug substance, but at this time, no contract agreement is in place for this function. As such, we will continue to rely on a single provider of fill and finish services, Sigma-Tau, for the foreseeable future.

For more information on our agreements with BTG, Fujifilm, NOF and Sigma-Tau, please see “Manufacturing, Supply, Distribution and Other Arrangements.”

Sales and Marketing

KRYSTEXXA became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. We completed a full promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with our sales force commencing field promotion to physicians on February 28, 2011. We are continuing our EU preparation to ensure that we can successfully commercialize KRYSTEXXA in the EU, with a potential partner in the future. The key focus areas of this pre-launch preparation were KOL development, KOL disease area education, increasing clinical experience, market access preparation and ensuring product supply and distribution of KRYSTEXXA in the EU.

We currently have a U.S. sales force consisting of 38 key account managers, three regional directors, four managed care executives and four regional account managers. To support the safe and effective use of KRYSTEXXA in the commercial setting, we have a field-based medical affairs function consisting of 8 regional medical scientists, or RMSs, in the U.S., coupled with an additional 5 RMSs in the EU, who educate clinicians through reactive presentations of the clinical data. As we proceed forward with the commercialization of KRYSTEXXA, we may adjust the size of our organization as necessary.

Our sales force targets rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG, as well as podiatrists who may also treat patients with RCG. Although the majority of gout patients are seen in primary care settings, many patients prefer specialized care by the rheumatologists. To date, our sales force has reached the vast majority of key rheumatologists and nephrologists located in private practices, infusion centers, hospitals, academic institutions and VA medical centers. Administration of biologic therapy via intravenous infusion is well-established in clinical practice in the rheumatology setting as there are four widely used pharmaceutical products for the treatment of rheumatoid arthritis that are administered via intravenous infusion. The KOLs in the gout field are rheumatologists, many of whom have been involved in the clinical development program for KRYSTEXXA.

In March 2012, KRYSTEXXA was made available in the EU to healthcare professionals through a Named Patient Program. The program was initially offered on a for-fee basis but has since been offered free of charge since July 2012. This program is sponsored by our wholly-owned subsidiary, Savient Pharma Ireland Limited and managed by a third-party service provider.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA. We believe that this initiative allows patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense. We have always strived to ensure availability of KRYSTEXXA to all RCG patients who are in need of this transformational drug. Through partnerships with experienced third-party vendors, we launched our reimbursement and pharmacovigilance hotline services for the benefit and use of prescribers and patients. To support the payors, physicians and patients, we have also contracted for reimbursement services with an external organization that specializes in providing telephonic and web-based services in the area of insurance coverage and patient reimbursement. We offer a Patient Assistance Program, which we refer to as PAP, in which patients without insurance or insured patients whose health insurer does not cover KRYSTEXXA can gain access to free product. We also offer a co-pay assistance program where eligible patients can receive financial support to assist with the out of pocket costs for KRYSTEXXA.

Medical Affairs & Clinical Development

Currently the primary focus of our medical affairs function is to support the safe and effective use of KRYSTEXXA. This is accomplished by focusing on the scientific communication of existing clinical data and the generation of new clinical data through our post-marketing trials. Our group of 8 field-based RMSs in the U.S. and 5 RMSs in the EU further educate clinicians through reactive presentations of the clinical data. Costs within the Medical Affairs function, such as investigator grants that could potentially expand the clinical utility of KRYSTEXXA, are recorded as research and development.

In a commercial setting, safety data collection involves some degree of uncertainty since adverse events are not required to be reported as they are in clinical trials. Also, when adverse events are reported, they may be reported to us or directly to the FDA without copying us, resulting in some level of uncertainty as to whether the data available to us at the time of an assessment of the incidence of adverse events reflects the total number of adverse event occurrences. Within that context, we believe that the safety profile of KRYSTEXXA during its first two years of commercial availability has been consistent with what was seen during the clinical trial period and no new safety signals have been noted to date.

During the first quarter of 2012, we updated our clinical development plan for KRYSTEXXA and are undertaking a targeted and focused approach to expanding the clinical utility of KRYSTEXXA into populations beyond RCG. For example, a significant number of severe gout patients have underlying chronic renal disease that can affect treatment options. Clinicians are reluctant to use conventional urate lowering agents in patients with significant renal disease, and when they do use them, it is often in doses that have little effect on serum uric acid levels. Further, in patients with gout who have undergone solid organ transplantation, including renal transplantation, the use of conventional urate lowering treatments is actually contraindicated in many of those patients receiving certain types of immunosuppressive agents. Certain results observed in the Phase 3 clinical trials for KRYSTEXXA support effective treatment with KRYSTEXXA in these circumstances. In view of these findings, a key area of focus for our clinical development plan will be to confirm whether KRYSTEXXA is dialyzable. A study looking at the use of KRYSTEXXA in patients undergoing renal dialysis has completed enrollment and we expect data in mid-2013. We will also explore whether KRYSTEXXA can be used safely and effectively in patients with gout who have undergone solid organ transplantation. We believe these are areas of significant unmet medical needs in view of the difficulties with conventional uric lowering therapies, or ULTs, in these populations.

We are also exploring methods to mitigate the antibody formation that occurs to the molecule via the immunogenicity trial due to begin in the third quarter of 2013. This trial will test a new dosing schedule designed to induce a high zone tolerance. We believe that it will further reduce the incidence of infusion reactions and increase the number of patients who maintain their response to KRYSTEXXA over the long term. In the Phase 3 clinical development program, 42% of patients maintained their response to KRYSTEXXA over the six-month period of the trials. Many of the patients who discontinued from these trials lost their therapeutic response due to the development of high-titer antibodies. If the immunogenicity trial is successful, we believe fewer patients will develop high-titer antibodies and thereby better able to maintain their therapeutic response over a longer period of time.

In addition, there is a large pool of patients who have severe tophaceous gout who fall outside of the RCG population primarily because their conventional ULT therapy is not at a maximum dose. The KRYSTEXXA Market Study indicated that approximately 500,000 to 700,000 patients in the U.S. currently have tophaceous gout and uncontrolled uric acid levels but were not considered in the RCG market because their conventional

ULT therapy is not at a maximum dose. However, because of the size and/or location of their tophi, their physical functioning is impaired. Because KRYSTEXXA rapidly lowers serum uric acid levels and has a significant and rapid effect on reducing tophi and total body urate stores, we believe these patients can benefit from an induction/maintenance therapy with KRYSTEXXA. A Phase 4 clinical study to examine the use of KRYSTEXXA as an induction (debulking) therapy in patients with severe tophaceous gout is a possible future strategy for expanding the market opportunity for KRYSTEXXA. Because the immunogenicty trial may result in a different dosing schedule for KRYSTEXXA and higher response rates, we decided to push back the start of the induction/maintenance trials until the data from the immunogenicity trial is available. We believe this would allow us to conduct the induction/maintenance trials with fewer patients and at less cost, while further lessening the risk of infusion reactions for the patients.

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

Our financial results have been partially dependent on sales of Oxandrin since its launch in December 1995. Generic competition for Oxandrin began in December 2006. In response to such competition, we, through our distribution partner Actavis, formerly Watson Pharmaceuticals, or Watson, began distributing an authorized generic version of oxandrolone tablets, USP C-III, an Oxandrin brand equivalent product. The authorized generic version of oxandrolone tablets has met all quality control standards of the Oxandrin brand and contains the same active and inactive pharmaceutical ingredients. We have a supply and distribution agreement in effect with Watson which provides for us to receive a significant portion of the gross margin earned by Watson on sales of oxandrolone.

The introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has had an adverse effect on our financial results and cash flow. In response to the generic competition, we scaled back some of our business activities and eliminated our sales force related to the product. As a result, Oxandrin has become a less significant product for our future operating results. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will continue to decrease in future periods primarily as a result of the expiration of our contract agreement with our third-party manufacturer. We do not plan on seeking a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products. We have and will continue to explore divestiture or out-license opportunities for these products. Based on our current demand for these products, we anticipate that our oxandrolone inventory will be sufficient to meet market demand until the second quarter of 2013 and our Oxandrin inventory will be sufficient to meet demand until the third quarter of 2015.

Sales of Oxandrin and our authorized generic version of oxandrolone accounted for 10.0%, 35.2% and 99.6% of our 2012, 2011 and 2010 revenues, respectively.

Manufacturing, Supply, Distribution and Other Arrangements

KRYSTEXXA

Bio-Technology General (Israel) Ltd. (a subsidiary of Ferring Pharmaceuticals)

In 2007, we entered into commercial supply and development agreements with BTG, pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to our biologics license application, or BLA, for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States. Under the commercial supply agreement with BTG, as amended, BTG is obligated to manufacture our firmly forecasted commercial supply of KRYSTEXXA and we are obligated to purchase from BTG at least 80% of our worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then we may purchase all of our KRYSTEXXA requirements from other suppliers until BTG demonstrates to our reasonable satisfaction that it has remedied its supply failure. In addition, if our product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then we may purchase from other suppliers the KRYSTEXXA requirements that exceed BTG’s capacity. We are obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance we expect to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 12 months within specified limits. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either we or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party.

Fujifilm Diosynth Biotechnologies USA LLC

In 2007, we entered into a services agreement with Fujifilm, pursuant to which Fujifilm is preparing to serve as our secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, we were obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, we entered into a revised services agreement with Fujifilm, pursuant to which we delayed the 2009 conformance batch production campaign until 2010. During the first quarter of 2010, the conformance batch production campaign at Fujifilm commenced. As a result of batch failures at Fujifilm based on one manufacturing specification, the 2010 conformance batch production campaign was terminated in December 2010. We renegotiated the agreement with Fujifilm in June 2011. Either we or Fujifilm may terminate the services agreement in the event of an uncured material breach by the other party. In addition, we may terminate the agreement at any time upon 45 days advance notice. If we terminate the agreement other than for Fujifilm’s breach, or if Fujifilm terminates the agreement for our breach, we must pay Fujifilm a termination fee based on the value of the remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Fujifilm that, in its reasonable judgment and based on a change in the assumptions or objectives for the project, it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project. We are continuing our re-evaluation of whether to continue our efforts to validate Fujifilm Diosynth Biotechnologies USA LLC, or Fujifilm, as a potential secondary source supplier of the pegloticase drug substance used in the manufacture of KRYSTEXXA.

NOF Corporation (Japan)

In 2007, we entered into a supply agreement with NOF pursuant to which NOF serves as our exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the pegloticase drug substance for KRYSTEXXA. We must purchase our entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of our firm orders, in which case we may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to our reasonable satisfaction. Under the agreement, we are obligated to make specified minimum purchases of mPEG-NPC from NOF. We must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that we expect to require in the following 18 months. The first six months of each forecast represents a rolling firm irrevocable order, and we may only increase or decrease the forecast for the next 12 months within specified limits. For any given year, upon three months advance notice, we may terminate our minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside of the United States or in the EU. Our agreement with NOF has an initial term ending in May 2017 and may be extended for an additional

10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either we or NOF may terminate the agreement for convenience upon 24 months advance notice. Either we or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if we terminate the agreement for NOF’s breach or bankruptcy, we may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If we terminate the agreement for convenience or if NOF terminates the agreement for our breach, we must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired. In January 2013, we re-negotiated our supply agreement with NOF. Pursuant to the amended agreement, we prepaid the 50% minimum purchase obligation for 2013 in January 2013 and in return, our 2014 minimum purchase obligation was forgiven by NOF. Our minimum purchase obligation with NOF through 2017 is approximately $4.8 million and is fully accrued as of December 31, 2012.

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

Research and Development Grants

We have received financial grants in support of research and development from the Office of the Chief Scientist of the State of Israel or OCS, and the Israel-United States Bi-national Industrial Research and Development Foundation, or BIRD, of approximately $2.0 million and $0.6 million, respectively, for the development of KRYSTEXXA. These grants plus interest are subject to repayment through royalties on the commercial sale of KRYSTEXXA. The OCS grants were received by our former subsidiary, BTG, and upon the divestiture of BTG to Ferring, we agreed to remain obligated to reimburse BTG for its repayments to OCS that relate to the KRYSTEXXA financial grants. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if we do not manufacture 100% of our annual worldwide bulk product requirements in Israel, we may be subject to total payments, based upon the percentage of manufacturing that does not occur in Israel. As of December 31, 2012, our $0.6 million obligation to BIRD has been met and therefore, we will not be required to make any future royalty payments to BIRD.

Oxandrin

Gedeon Richter Ltd.

In February 1999, we entered into a supply agreement for oxandrolone bulk API with Gedeon Richter Ltd., or GRL, pursuant to which GRL served as our exclusive manufacturer and distributor of oxandrolone bulk API in the United States. Under the agreement, we were required to make specified minimum purchases. In April 2007, in response to the introduction of generic forms of oxandrolone tablets by competitors, we and GRL mutually agreed to amend the supply agreement. Under the terms of the amended agreement, we and GRL jointly agreed to eliminate our future purchase commitment obligations and the provisions for supply exclusivity, and we purchased GRL’s remaining inventory of oxandrolone bulk API. The initial term of the amended agreement expired in December 2010 and automatically renewed for a successive one-year period. The Agreement will continue to renew for successive one-year periods until such time as we or GRL terminate the agreement with advance notice of one-year.

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

At this time, we do not intend to seek an alternative manufacturer for Oxandrin and authorized generic oxandrolone tablets. DSM has manufactured sufficient quantities of Oxandrin and authorized generic oxandrolone during 2010 prior to the termination of the supply agreement to adequately supply the products to our customers until the third quarter of 2015 and second quarter of 2013, respectively.

Oxandrolone

Actavis, Inc.

In June 2006, we entered into a supply and distribution agreement with Actavis, formerly Watson Pharmaceuticals, Inc., pursuant to which Actavis serves as the exclusive United States distributor of our authorized generic version of oxandrolone, an Oxandrin-brand equivalent product that we supply to Actavis. Under the agreement, we began providing oxandrolone to Actavis for United States distribution in December 2006. We receive a significant portion of the gross margin earned by Watson on the sale of the product.

The agreement has an initial term ending in June 2016, and either we or Watson may terminate the agreement upon one year’s advance notice. Additionally, either we or Actavis may terminate the agreement at any time in the event of insolvency or uncured material breach by the other party.

Sales and Distribution

We sell our products to three drug wholesaler customers and various specialty distributors. See Note 15 to our consolidated financial statements for the percentage of gross sales and the approximate percentage of aggregate accounts receivable for these wholesalers and specialty distributors for each of the years ended December 31, 2012, 2011 and 2010.

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

Governmental Regulation

Regulatory Compliance

Regulation by United States and foreign governmental authorities is a significant factor affecting our ability to commercialize KRYSTEXXA, as well as the timing of such commercialization and our ongoing research and development activities. The commercialization of KRYSTEXXA requires regulatory approval by governmental agencies prior to commercialization. Various laws and regulations govern or influence the research and development, non-clinical and clinical testing, manufacturing, processing, packing, validation, safety, labeling, storage, record keeping, registration, listing, distribution, advertising, sale, marketing, and post-marketing commitments of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations, require expending substantial resources. Any failure to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.

Pharmaceutical products such as KRYSTEXXA may not be commercially marketed without prior approval from the FDA and comparable regulatory agencies in other countries. In the United States, the process for obtaining FDA approval for products like KRYSTEXXA typically includes pre-clinical studies, the filing of an Investigational New Drug application, or IND, human clinical trials and filing and approval of either a New Drug Application, or NDA, for chemical pharmaceutical products, or a BLA for biological pharmaceutical products. KRYSTEXXA was reviewed by FDA under the BLA requirements. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent Institutional Review Board, or IRB, for approval covering each institution at which the clinical trial will be conducted. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials. If the FDA has comments or questions within this 30-day period, the issue(s) must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the FDA, an IRB or Savient may impose a clinical hold on ongoing clinical trials due to safety concerns. If the FDA imposes a clinical hold, clinical trials can only proceed under terms authorized by the FDA. Our non-clinical and clinical studies must conform to the FDA’s Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, requirements, respectively, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the National Institutes of Health, or NIH.

Typically, clinical testing involves a three-phase process; however, the phases may overlap or be combined:

•

Phase 1 clinical trials typically are conducted in a small number of volunteers or patients to assess the early tolerability and safety profile, and the pattern of drug absorption, distribution and metabolism,

•

Phase 2 clinical trials typically are conducted in a limited patient population with a specific disease in order to assess appropriate dosages and dose regimens, expand evidence of the safety profile and evaluate preliminary efficacy, and

•

Phase 3 clinical trials typically are larger scale, multicenter, well-controlled trials conducted on patients with a specific disease to generate enough data to statistically evaluate the efficacy and safety of the product establish the overall benefit-risk relationship of the drug and to provide adequate information for the registration of the drug.

The results of the pre-clinical and clinical testing, chemistry, manufacturing and control information proposed labeling and other information are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in a Complete Response Letter, or CRL, or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require additional testing. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified post-marketing commitments and/or distribution and use restrictions imposed under a REMS program. Any approval required from the FDA might not be obtained on a timely basis, if at all. KRYSTEXXA was approved for marketing by the FDA on September 14, 2010 with a REMS and other post approval commitment, and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors.

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing operations conform on an ongoing basis with current Good Manufacturing Practice, or cGMP. In complying with cGMP, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing facilities. A successful inspection of the manufacturing facility by the FDA is usually a prerequisite for final approval of a biological product like KRYSTEXXA. Following approval of the NDA or BLA, we and our third-party manufacturers remain subject to periodic inspections by the FDA to assess compliance with cGMP requirements and the conditions of approval. We also face similar inspections coordinated by the European Medicines Agency, or EMA and from other foreign regulatory authorities. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could materially adversely affect our business.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or supplemental BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan exclusivity period, in which the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances.

Regulatory requirements and approval processes in EU member countries are similar in principle to those in the United States and can be at least as costly and uncertain. The EU has established a unified centralized filing and approval system administered by CHMP designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.

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

On September 14, 2010, the FDA approved KRYSTEXXA for marketing for the treatment of chronic gout in adult patients refractory to conventional therapy. We also received acceptance by the EMA of the trade name KRYSTEXXA for the EU.

In support of our efforts to obtain regulatory approval for KRYSTEXXA outside of the United States, in May 2011 we submitted an MAA for the approval of KRYSTEXXA for the treatment of RCG in adult patients to the EMA for centralized review in the EU. Also in May 2011, we received validation of the MAA, which resulted in the initiation of the EMA’s regulatory review process. We received EU marketing approval for KRYSTEXXA in January 2013 from the European Commission as a treatment for severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated.

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

As of January 16, 2013, the current price for KRYSTEXXA is set at $3,850 per 8 mg vial. Accordingly, private and public payors are determining their interest in providing access to KRYSTEXXA. They are also determining what requirements or hurdles, such as prior authorization, to put in place for patients to qualify for therapy and ultimately what level of reimbursement they will provide, as well as the level of contribution required from the patient. These access decisions are closely linked to the price of KRYSTEXXA and our ability to demonstrate clinical and economic benefits for a payor’s covered populations.

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

In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

As of March 7, 2013, we owned or have exclusively licensed to us, 14 issued U.S. patents, 11 pending U.S. patent applications, 154 issued foreign patents and 109 pending foreign patent applications in a number of jurisdictions in support of KRYSTEXXA. However, our patent applications might not result in issued patents and issued patents might be circumvented or invalidated. The expiration or loss of patent protection resulting from legal challenge normally results in significant competition from generic products against the originally patented product and can result in significant reduction in sales of that product in a very short time. For example, generic competition for Oxandrin began in December 2006 and the introduction of generic products has caused a significant decrease in our Oxandrin revenues, which has had an adverse effect on our financial results and cash flow. We believe that important legal issues remain to be resolved as to the extent and scope of patent protection, and we expect that in certain cases litigation may be necessary to determine the validity and scope of our and others proprietary rights. Such litigation may consume substantial amounts of our resources.

We are aware of patents and patent applications issued to and filed by other companies with respect to technology that is potentially useful to us and, in some cases, related to products and processes being developed by us. We cannot currently assess the effect, if any, that these patents may have on our operations.

In the aggregate, our patents, patent applications and related rights are of material importance to our business. We have exclusively licensed from MVP and Duke, issued patents and pending patent applications directed to PEGylated urate oxidase in numerous countries worldwide, including the United States, all of the countries included in Europe, China and Japan, as well as methods for making and using PEGylated urate oxidase. We have also jointly filed United States patent applications with Duke directed to administration of PEGylated urate oxidase. In addition, we are the sole owner of several pending patent applications directed to urate oxidase filed in numerous countries worldwide, including the United States, all of the countries included in Europe, China and Japan. Our licensed, co-owned and solely-owned issued patents and pending patent applications relating to PEGylated urate oxidase, if issued, would expire between 2019 and 2026, not including any possible patent term extensions that may be available as a result of FDA approval on September 14, 2010 of KRYSTEXXA for marketing in the United States.

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

On September 14, 2010, we received FDA approval for marketing of KRYSTEXXA in the United States as a treatment for chronic gout in adult patients refractory to conventional therapy. On January 7, 2013, our wholly owned subsidiary, Savient Pharma Ireland Limited was granted a marketing authorization from the European Commission for KRYSTEXXA to be marketed in the European Union, or EU. KRYSTEXXA was approved in the EU for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. There is no other drug or biologic approved for this patient population in either the U.S. or the EU. Currently, by far the most prevalent conventional treatment for patients with gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Additionally, a small number of gout patients are treated with probenecid, which can lower uric acid levels by increasing excretion of uric acid. Febuxostat is another treatment for gout that received FDA approval in February 2009 and was launched in the United States market in March 2009 under the trade name Uloric®. Febuxostat can lower uric acid levels by inhibiting uric acid formation through the same mechanism of action as allopurinol. Although febuxostat at the 80 mg dose has demonstrated superior uric acid control as compared to the most commonly used dose of allopurinol in randomized head-to-head clinical trials, febuxostat has not demonstrated superior clinical benefits in comparison to allopurinol. If febuxostat is able to adequately treat some gout patients who are unable to be adequately treated by allopurinol, it will reduce the population of patients with chronic gout that is refractory to conventional therapy and therefore our target market. Febuxostat was developed by Teijin Pharma Limited in Japan and licensed to Takeda Pharmaceuticals North America, Inc. in the United States and to Ipsen Pharmaceuticals, or Ipsen, in Europe. In October 2009, Ipsen subsequently granted exclusive license rights in 41 countries to the Menarini Group.

In addition to the drugs which are currently on the market that treat patients with gout, there are companies who are developing new medications for the gout market. Ardea Biosciences, who was recently purchased by AstraZeneca PLC., is currently developing RDEA594 for the treatment of hyperuricemia and gout. This product candidate generated positive results from a Phase 2a study showing normalization of serum uric acid in gout patients previously classified as under-excretors. As this product is still in mid-stage development, it is uncertain if this drug candidate will be approved for marketing by the FDA alone, or in combination with other products, in the future.

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

Working Capital

The following is a discussion of our working capital:

	2012	2011	Increase (Decrease)
	(In thousands)
Cash, cash equivalents and short-term investments	$96,281	$169,788	$(73,507)
Working capital(1)	$77,698	$159,570	$(81,872)

(1)	Our working capital includes cash, cash equivalents and short-term investments, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, and other current liabilities.

The decrease in working capital of $81.9 million from December 31, 2011 to December 31, 2012 was mainly due to cash used to fund operations as we continue to commercialize KRYSTEXXA.

Our Employees

As of March 18, 2013, we had 122 employees. There are 30 employees engaged in research and development activities including clinical, regulatory, quality assurance and control, and manufacturing or production activities; 35 employees are engaged in general and administrative activities including executive, finance, legal, human resources, investor relations, information technology, and operations; and 57 employees are engaged in sales and marketing activities including commercial operations, sales operations and marketing.

Our Corporate Information

We were incorporated as Bio-Technology General Corp. under the laws of Delaware in 1980 and changed our name to Savient Pharmaceuticals, Inc. in June 2003. Our principal executive offices are located at 400 Crossing Boulevard, Third Floor, Bridgewater, New Jersey, 08807 and our telephone number is (732) 418-9300.

Available Information

We file annual, quarterly, current reports, proxy statements and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Our Internet website is http://www.savient.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We have made these reports available through our website as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC.

Our corporate governance guidelines, code of ethics and whistleblower policy, and the charters of our Audit and Finance Committee, Compensation and Human Resources Committee and Nominating and Corporate Governance Committee are each available on the corporate governance section of our website. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Savient Pharmaceuticals, Inc. 400 Crossing Boulevard, Third Floor, Bridgewater, New Jersey, 08807.

The information on our Internet website is not part of or incorporated by reference into this Annual Report on Form 10-K.

OUR EXECUTIVE OFFICERS

Our current executive officers are as follows:

Name	Age	Positions
Louis Ferrari	60	Chief Executive Officer and President
Richard Crowley	56	Executive Vice President and Chief Operating Officer
Dr. Kenneth M. Bahrt	60	Senior Vice President and Chief Medical Officer
John P. Hamill	48	Senior Vice President, Chief Financial Officer and Treasurer
Philip K. Yachmetz	56	Senior Vice President, General Counsel and Secretary
David Veitch	48	President Savient Pharma Ireland Limited

Louis Ferrari was appointed as our Executive Vice President, President North American Commercial Operations on February 1, 2012, having previously served as our Senior Vice President, North America Commercial since February 2011. Mr. Ferrari previously served as Vice President of Oncology and Nephrology, Sales and Marketing at Centocor Ortho Biotech. Prior to that, he served as Vice President of Clinical Affairs and Executive Director of Clinical Affairs at Centocor Ortho Biotech. Mr. Ferrari has also held positions at Johnson and Johnson, Oxford GlycoSciences, Ortho-McNeil Pharmaceutical and Eli Lilly. Mr. Ferrari earned his Bachelor of Science in Pharmacy from the Brooklyn College of Pharmacy and a Masters of Business Administration from Adelphi University.

Richard Crowley, was appointed as our Executive Vice President and Chief Operating Officer on April 1, 2013. Prior to this appointment Mr. Crowley served as our Executive Vice President of Biopharmaceutical Operations, since April of 2011. Mr. Crowley leads the overall management of the Company’s manufacturing, regulatory, quality, and project management teams. From 2006 to 2011, Mr. Crowley served as Senior Vice President of Biopharmaceutical Operations at ImClone Systems, a wholly-owned subsidiary of Eli Lilly and Company where he was responsible for clinical and commercial manufacturing, supply chain logistics, process and analytical development, engineering and facility management and project management. From 2000 to 2006, Mr. Crowley served as Vice President of Manufacturing and General Manager at ImClone Systems. Mr. Crowley has also held positions at BASF Bioresearch Corporation, Genencor International, Eastman Kodak Company and Monsanto Company.

Dr. Kenneth M. Bahrt was appointed as our Senior Vice President and Chief Medical Officer on July 31, 2011. Dr. Bahrt leads the overall management of Savient’s clinical development, drug safety and medical affairs teams. From 2009 to 2011, Dr. Bahrt served as Therapeutic Area Head for US Medical Affairs (Immunology) at Genentech, a wholly owned subsidiary of F. Hoffmann-LaRoche, Inc. From 2007 to 2009, he served as Global Medical Director (Inflammation and Immunology) for F. Hoffmann—La Roche, Inc, a pharmaceutical and diagnostics company. Additionally, from 2004 to 2007, Dr. Bahrt worked in leadership positions of increasing breadth and responsibility at Bristol Meyers Squibb Co., a global biopharmaceutical company, where he was the Executive Director of Global Medical Affairs (Immunology). Prior to that, from 2000-2004, he worked at Pfizer, a biopharmaceutical company, where he served as Medical Director and Team Leader for rheumatology portfolio products. From 1999 to 2000, Dr. Bahrt was employed at Daiichi Pharmaceuticals, Inc. as Director of Clinical Development. Prior to joining the pharmaceutical industry, Dr. Bahrt had a rheumatology practice for 15 years. Dr. Bahrt is a board certified rheumatologist.

John P. Hamill was appointed as our Senior Vice President, Chief Financial Officer & Treasurer and principal financial officer on September 24, 2012. Mr. Hamill served as the Chief Financial Officer of PharmaNet Development Group, a global drug development services company, and its wholly owned subsidiary, PharmaNet, Inc., from 2004 through August 2009, and has held positions of increasing responsibility within PharmaNet since 2001. Prior to joining PharmaNet, Mr. Hamill held senior financial management positions of increasing responsibility and breadth at Omnicare Clinical Research, and financial management positions at Rhone-Poulenc, Freedom Chemical Company, International Paper and Johnson & Johnson.

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

David Veitch, was appointed as our President of our subsidiary, Savient Pharma Ireland Limited in January 2012. Mr. Veitch is responsible for establishing, building and leading the Company’s European regional organization to commercially launch and drive the future growth of KRYSTEXXA. Prior to joining Savient, Mr. Veitch had over 24 years of pharmaceutical industry experience at Bristol-Myers Squibb and SmithKline Beecham Pharmaceuticals, and has extensive knowledge across many therapy areas including: oncology, virology, CV-Metabolism, CNS and Immunology. Most recently, he served as Senior Vice President of European Marketing & Brand Commercialization at Bristol-Myers Squibb, where he was responsible for leading the brand commercial organization for Europe across all disease areas and generating sales of $4 to $5 billion. Prior to that, Mr. Veitch spent ten years serving in a number of leadership positions at Bristol-Myers Squibb. Before his time at Bristol, Mr. Veitch spent ten years in a variety of managerial roles at SmithKline Beecham Pharmaceuticals. He received his Bachelor of Science degree from Bristol University in Bristol, England.

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

We do not plan to commercially launch KRYSTEXXA on our own in Europe or other markets and are instead exploring partnership opportunities in those regions. However, we may be unsuccessful in identifying such partnerships on favorable terms or consummating such partnerships. If we are not successful in these efforts, we may fail to meet our business objectives.

On January 7, 2013, the European Commission approved the marketing authorization for KRYSTEXXA as a treatment for severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. We do not plan to launch KRYSTEXXA on our own in Europe or other markets and are instead exploring partnership opportunities in those regions for the development and commercialization of KRYSTEXXA outside the United States. We face significant competition in seeking appropriate partners. In addition, such arrangements may not be scientifically or commercially successful or we may not be able to enter into such partnerships on favorable terms. If we are unable to reach agreement with a development and commercialization partner on favorable terms, or if such an arrangement is terminated, our ability to develop, commercialize and market KRYSTEXXA may be harmed and we may fail to meet our business objectives for KRYSTEXXA.

The success of any collaboration arrangement will depend heavily on the efforts and activities of our potential collaborators, who will have significant discretion in determining the efforts and resources that they will apply to such collaborations. The risks that we face in connection with potential collaborations include the following:

•

our collaborator may fail to gain adequate market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community within their territory and fail to achieve the revenues we anticipate in those territories,

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

Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in our industry. Should our potential collaborator be the subject of a merger or consolidation, the ability of KRYSTEXXA to reach its potential could be limited if our potential collaborator decreases or fails to increase spending related to any collaboration. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations can adversely affect us financially as well as harm our business reputation.

Further, entering into collaborative arrangements for the commercialization of KRYSTEXXA in the EU and other foreign jurisdictions may also be time consuming, and may not be on terms favorable to us, if we are successful in entering into such arrangements at all. The commercialization of KRYSTEXXA outside the United States would subject us to additional risks, including:

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

Our business also focuses on the clinical development and commercialization of KRYSTEXXA outside of the United States and the EU. If we fail to achieve regulatory approval for KRYSTEXXA in other jurisdictions outside of the United States and the EU, or if regulatory approval in those jurisdictions is delayed, we will not achieve the revenues that we anticipate.

We intend to market KRYSTEXXA outside the United States and the EU through the use of partners or collaborators. In order to market KRYSTEXXA in these other foreign jurisdictions, we or our partner must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The procedures for obtaining foreign marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain U.S. Food and Drug Administration, or FDA, approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA and the EMA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We expect to pursue the commercialization of KRYSTEXXA outside the United States through development and commercialization collaborations, pursuant to which third parties may be responsible for obtaining such foreign regulatory approvals. We and our collaborators may not be able to file for regulatory approvals until after the completion of additional clinical studies and may not receive necessary approvals to commercialize KRYSTEXXA in any foreign market. If we fail to receive approval in these jurisdictions, or if such approvals are delayed, we will not generate revenue from sales of KRYSTEXXA in these jurisdictions and we will not achieve the revenues that we anticipate.

If we are not successful in retaining our existing sales and marketing personnel and maintaining an appropriate sales and marketing infrastructure in the United States, our ability to commercialize KRYSTEXXA, generate product sales in the United States and fulfill our co-promotion obligations will be impaired.

Our efforts to establish and maintain an internal sales, marketing and commercialization infrastructure and capabilities directed toward our commercialization of KRYSTEXXA in the United States have been and will continue to be difficult, expensive and time consuming. We have also recently entered into a Co-Promotion Agreement with Swedish Orphan Biovitrum AB to co-promote their product Kineret® in the United States, pursuant to which we are obligated to perform an agreed upon sales call plan utilizing our sales representatives. We may not have accurately estimated the size or capabilities of the sales force necessary to successfully commercialize KRYSTEXXA in the U.S. and fulfill our obligations under the Kineret Co-Promotion Agreement. We may not be able to attract, hire, train and retain the qualified sales and marketing personnel necessary to achieve or maintain an effective sales and marketing force for the sale of KRYSTEXXA in the U.S., as well as fulfill our obligations under the Kineret Co-Promotion Agreement, or we may have underestimated the time and expense to achieve these objectives. Similarly, we may not be successful in establishing necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If our internal sales, marketing, and commercialization infrastructure proves to be inadequate, our ability to market and sell KRYSTEXXA, generate revenue from sales to customers in the U.S. and fulfill our obligations under the Kineret Co-Promotion Agreement will be impaired and result in lower than expected revenues.

Our business and ability to repay our obligations may be harmed if we have inaccurately predicted the market size for KRYSTEXXA, if we fail to appropriately penetrate the market or if we do not price KRYSTEXXA at an appropriate level.

The market size for KRYSTEXXA is difficult to predict with accuracy. The KRYSTEXXA Market Study, completed in July 2011, indicated that there are approximately 120,000 RCG patients in the United States, or approximately 4.2% of the overall annual treated gout population in the United States. However, the actual number of adult patients with RCG in the United States market may be substantially lower than our estimate. Furthermore, not all of these patients may be engaged with the health care system and if engaged in the healthcare system, may not be seeking treatment with Rheumatologists which whom we currently concentrate most of our commercial efforts. Additionally, we believe we are presently only reaching a select portion of this overall market defined by our current approved labeling, as actual customer usage to date appears limited to the most severe RCG patients which we estimate as being between 20,000 and 40,000 patients in the United States. Ultimately, the total available market opportunity for KRYSTEXXA and our ability to penetrate that market will depend on, among other things our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians to administering clinicians. We are also engaged in market sizing studies for KRYSTEXXA with respect to the EU and the rest of the world.

The commercial success of KRYSTEXXA in the EU will, in particular, depend upon the pricing and reimbursement achieved and the number of patients placed on treatment. While the number of patients put on treatment will depend on many of the factors that also could affect the US market, namely; degree of market acceptance by RCG patients, physicians, infusion site personnel and others in the medical community. It is additionally in particular the payor acceptance that could adversely affect the market share and revenues.

There are many mechanisms in the EU at the National, Regional and Local levels that serve to present barriers to use of products. Our Market Size calculations by country and our ability to prove that KRYSTEXXA is an effective, safe and cost-effective treatment for the indicated treatment population carries the risk that not all countries and parts of countries agree with our assessment and therefore do not reimburse/fund it for the indicated patients. While the population of patients in the EU appears more restrictive than the US labeling we believe that it is in fact a similar patient population. We believe the majority of our potential patients are presently treated by the Rheumatologist in the hospital setting. To the extent that this assumption is wrong and that some of our potential patients are in fact treated by other hospital specialists and outside of the hospital setting, this may affect our ability to access these patients and thus reduce the forecast.

If we have overestimated the market size for KRYSTEXXA or fail to effectively penetrate the existing market, we could incur significant unrecoverable costs from creating excess manufacturing capacity or commercial sales and marketing capabilities and commercial infrastructure, and our revenues will be lower than expected, possibly materially so. Alternatively, if we underestimated the market size for KRYSTEXXA, we may not be able to manufacture sufficient quantities of KRYSTEXXA to enable us to realize full revenue potential from sales of KRYSTEXXA. Any of these results could materially harm our business.

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

Those patients who suffer from RCG comprise a patient population that has previously failed other treatments. However, KRYSTEXXA may not gain or maintain market acceptance by these RCG patients, or by physicians, infusion site personnel, healthcare payors or others in the medical community. Additionally, we believe that a significant number of potential patients for KRYSTEXXA may be treated by nephrologists and podiatrists whom we have recently begun to educate about KRYSTEXXA. While some of these specialists may directly initiate KRYSTEXXA therapy we believe that the majority of these specialists will refer RCG patients to Rheumatologists. Thus our efforts are directed towards facilitating referrals by these specialists of patients to rheumatologists or other infusion providers who will administer KRYSTEXXA. If we are unsuccessful in educating these specialists about KRYSTEXXA, or if they do not refer patients to sites of care, then market acceptance for KRYSTEXXA will be reduced. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing KRYSTEXXA and could limit its commercial success and result in lower than expected revenues. We believe the degree of market acceptance of KRYSTEXXA will depend on a number of factors, including:

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

We are also required to implement a REMS program to minimize the potential risks of KRYSTEXXA treatment. The current REMS program includes a Communication Plan to healthcare providers and an Assessment Plan to survey patients’ and providers’ understanding of the serious risks of KRYSTEXXA. The FDA may further revise the REMS program at any time, which could impose significant additional obligations and commitments on us in the future or may require post-approval clinical or non-clinical studies. The FDA is also requiring that we conduct an observational trial, which is currently underway, in 500 patients treated with KRYSTEXXA for one-year to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA. In addition, the FDA is requiring us to conduct several post-approval non-clinical and CMC studies currently underway. Such additional obligations and commitments may increase the cost of commercializing KRYSTEXXA, limit the commercial success of KRYSTEXXA, result in revised safety labeling or REMS requirements and result in lower than expected future revenues.

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

We were awarded a contract from the VA which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price of $2,300 per 8 mg vial. On January 16, 2013, the list selling price of KRYSTEXXA was increased to $3,850 per 8 mg vial and VA member patients now receive an approximate 59% discount to our list price. We expect that this discount will remain the same or increase contingent on price actions that we may take in the future. If we are unable to negotiate smaller discounts to the list price for KRYSTEXXA with other third-party payors, our profitability will be materially and adversely affected.

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

If we fail to comply with regulatory requirements or experience unanticipated problems with KRYSTEXXA, the product could be subject to restrictions and be withdrawn from the countries where is has been granted marketing approval and we may be subject to penalties, which would materially harm our business.

The marketing approval for KRYSTEXXA in the United States, along with the manufacturing processes, reporting of safety and adverse events, post-approval commitments, product labeling, advertising and promotional activities, and REMS program, are subject to continual requirements of, and review by, the FDA, including thorough inspections of third-party manufacturing and testing facilities. Similar requirements are in place for the EU approval and will require equal diligence on the part of the Company.

These requirements include submission of safety and other post-marketing information and reports, registration requirements, cGMP relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. The Health Authorities enforce compliance with cGMP and other requirements through periodic unannounced inspections of manufacturing and laboratory facilities. The Health Authorities are authorized to inspect manufacturing and testing facilities, marketing literature, records, files, papers, processes, and controls at reasonable times and within reasonable limits and in a reasonable manner, and we cannot refuse to permit entry or inspection.

If, in connection with any future inspection, the Health Authority finds that we or any of our third-party manufacturers or testing laboratories are not in substantial compliance with cGMP requirements, the Health Authority may undertake enforcement action against us.

In addition, the approval of KRYSTEXXA is subject to limitations on the indicated uses for which it may be marketed. The approval of KRYSTEXXA also contains requirements for post-marketing testing and surveillance to monitor KRYSTEXXA’s safety and/or efficacy, as well as a commitment to the FDA for an observational trial in 500 patients treated with KRYSTEXXA for one year and a commitment to the EMA for an observational trial in 500 patients treated with KRYSTEXXA for as long as they are on treatment plus three months post treatment with the last dose of KRYSTEXXA to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA. Additionally, we are required by the EMA to perform a clinical study to verify the appropriate dosing in patients weighing greater than 100kg and a clinical study looking at an alternate dosing regimen which could reduce the frequency of gout flares seen with the onset of treatment with KRYSTEXXA. Subsequent discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as known or unknown safety or adverse events, or failure to comply with regulatory requirements, may result in, for example:

•	revisions of or adjustments to the product labeling,

•	warning letters,

•	imposition of new or revised REMS requirements, including distribution and use restrictions,

•	costly corrective advertising,

•	voluntary or mandatory product recall,

•	public notice of regulatory violations,

•	restrictions on the marketing or manufacturing of KRYSTEXXA,

•	refusal to approve pending applications or supplements to approved applications,

•	imposition of post-marketing study or post-marketing clinical trial requirements,

•	product seizure,

•	shutdown or substantial limitations on the operations of manufacturing facilities,

•	fines or disgorgement of profits or revenue,

•	refusal to permit the import or export of products,

•	suspension or withdrawal of regulatory approvals, including license revocation,

•	withdrawal of KRYSTEXXA from the market,

•	debarment from submitting certain abbreviated applications, and

•	injunctions or the imposition of civil or criminal penalties.

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

KRYSTEXXA is approved in the United States for the treatment of chronic gout in adult patients suffering from RCG and recently was approved in the EU as a treatment for severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. By far, the most prevalent current treatment for gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Allopurinol is a generic and inexpensive treatment which has achieved widespread acceptance by payors, physicians and patients. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, Uloric (febuxostat) was approved by the FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through a similar mechanism of action as allopurinol. Although febuxostat, is labeled for the chronic management of hyperuricemia in patients with gout, febuxostat is also used in patients who cannot tolerate allopurinol or where allopurinol is contraindicated, if patients are given febuxostat prior to treatment with KRYSTEXXA, the market demand for KRYSTEXXA may be affected. Each of these approved treatments is both less expensive than KRYSTEXXA and available as a pill. Pills are significantly more convenient for patients than KRYSTEXXA, which requires a visit to an infusion center, hospital or doctor’s office that has infusion capabilities. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability. As a result of our recent approval in the EU, we face completion from Allopurinol and Uloric as well as Benzbromorone.

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

If we are unable to maintain orphan drug exclusivity for KRYSTEXXA in the United States, we may face increased competition.

Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. A company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years from the date of its approval. This orphan drug exclusivity prevents the approval of another drug containing the same active ingredient and used for the same orphan indication except in very limited circumstances, based upon the FDA’s determination that a subsequent drug is safer, more effective or makes a major contribution to patient care, or if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective.

KRYSTEXXA was granted orphan drug designation by the FDA in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent PEGylated uricase drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of KRYSTEXXA are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If a subsequent drug is approved for marketing for the same or similar indication we may face increased competition, and our revenues from the sale of KRYSTEXXA will be adversely affected. KRYSTEXXA does not have orphan drug status in the EU or other regions of the world.

If we do not obtain protection under the PPACA by obtaining data and marketing exclusivity for KRYSTEXXA, our business may be materially harmed.

The PPACA permits the FDA to, among other things, approve biosimilar or interchangeable versions of biological products like KRYSTEXXA through an abbreviated approval pathway following periods of data and marketing exclusivity. Biological products that are considered to be “reference products” are granted two overlapping periods of data and marketing exclusivity: a four-year period during which no abbreviated BLA relying upon the reference product may be submitted, and a 12-year period during which no abbreviated BLA relying upon the reference product may be approved by the FDA. For purposes of the PPACA, a reference product is defined as the single biological product licensed under a full BLA against which a biological product is evaluated in an application submitted under an abbreviated BLA.

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

We will need to raise additional capital to execute upon our commercial strategy for KRYSTEXXA. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

At December 31, 2012, we had $96.3 million in cash, cash equivalents and short-term investments, as compared to $169.8 million at December 31, 2011. At December 31, 2012, we had an accumulated deficit of $535.9 million.

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

Although our Board of Directors may from time-to-time evaluate strategic alternatives available to us to maximize value, we are proceeding with our commercialization of KRYSTEXXA in the United States, and with the European Commission marketing authorization approval in hand we are continuing to explore partnership opportunities in the EU and other foreign jurisdictions. Our future capital requirements will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, EU and other foreign countries,

•	the cost and results of our post-approval commitments to the FDA and European Medicines Agency,

•	our ability to establish and maintain additional collaborative arrangements relating to the commercialization of KRYSTEXXA in the EU or in other jurisdictions outside of the United States, and

•	the cost of manufacturing activities.

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

We expect that the cash needed to successfully commercialize KRYSTEXXA in the United States and the EU and seek regulatory approvals in other foreign countries will be substantial, and we may need to seek additional funding through customary methods or explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we pursue a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. There are substantial limitations in the indenture governing the 2019 Notes on our ability to issue additional debt securities. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

Current economic conditions may adversely affect our liquidity and financial condition.

The economies of the United States and other countries, particularly in the EU, continue to be affected by the economic conditions that began with the financial and credit liquidity crisis in late 2008. Although economic conditions began to improve during 2011 and continued to improve into 2012 and 2013, there continues to be significant uncertainty as to whether this improvement is sustainable. Furthermore, energy costs, geopolitical issues, sovereign debt issues, and the depressed state of global real estate markets have contributed to increased market volatility. Continued market volatility could adversely affect our stock price, liquidity and overall financial condition.

Our business partners, including the suppliers on which we depend, may be adversely affected by a worsening of the current economic conditions. We cannot fully predict to what extent our business partners and suppliers may be negatively affected and thus to what extent our operations would in turn be affected. We invest our cash, cash equivalents and short-term investments primarily in demand deposits and other short-term instruments with maturities of one year or less at the date of purchase. Since the advent of the global financial crisis in the first calendar quarter of 2008, we have maintained a balance in our investment strategy between objectives of safety of principal, liquidity and return by investing primarily in short-term United States Treasury obligations.

If we market KRYSTEXXA in a manner that violates US healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid Rebate Program or other US governmental pricing programs, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the EU prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we use both internal and external resources to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes and false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us or our contractors, governmental or regulatory agencies and the courts. Our methodologies for calculating these prices could be challenged under false claims laws or other laws. We or our contractors could make a mistake in calculating reported prices and required discounts, revisions to those prices and discounts, determining whether a revision is necessary or we or our contractors may fail to timely file such calculations which could result in retroactive rebates (and interest and penalties, if any). Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If this were to occur or if we were to fail to file or timely file periodic drug pricing reports as required, we could face, in addition to prosecution under federal and state false claims laws, substantial liability and civil monetary penalties, exclusion of our products from reimbursement under government programs, criminal fines or imprisonment or the entry into a Corporate Integrity Agreement, Deferred Prosecution Agreement, or similar arrangement.

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

Our conduct of the U.S. observational study in a commercial patient population contemplates that participating clinical sites will bill third-party payors for the cost of KRYSTEXXA and physician and infusion services which are incidental to the normal and ordinary therapeutic use of KRYSTEXXA. The clinical trial sites will separately bill us, and we will pay for, any additional tests and services which are required by the study protocol and not incidental to the normal and ordinary use of KRYSTEXXA. Under certain circumstances, a payment being made to a physician or other healthcare provider who is using a commercially available product and billing third parties for its use may be found to be in violation of the federal Anti-Kickback Statute, the federal False Claims Act, and various other federal and state laws. If our conduct of the observational study for KRYSTEXXA is found to be in violation of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, damages, fines, or exclusion from government funded healthcare programs, such as Medicare and Medicaid, which could result in the curtailment or restructuring of our operations.

Foreign governments tend to impose strict price controls, which may adversely affect our revenues.

In some foreign countries, particularly the countries of the EU and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take, at a minimum, an additional six to 12 months after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval for KRYSTEXXA in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. The conduct of such a clinical trial would be expensive and result in delays in commercialization of KRYSTEXXA in such markets. If reimbursement is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

As part of the European Commission’s approval of our marketing authorization for KRYSTEXXA, we are required to undertake post-marketing commitments, including certain clinical trials primarily focused on further examining safety aspects of treatment with KRYSTEXXA. These clinical studies are costly and will be required to be conducted regardless of whether we consummate a partnership for EU commercialization and thus may adversely affect our liquidity and financial condition. If we fail to conduct these post-marketing commitments, maintenance of our marketing authorization could be at risk and if lost this could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As part of our EU approval, in order to further accumulate and evaluate additional safety data associated with the administration of KRYSTEXXA, we are required to conduct an observational trial in 500 patients treated with KRYSTEXXA for as long as they are on treatment plus three months post treatment with KRYSTEXXA. Additionally, we are required to perform a clinical study to verify the appropriate dosing in patients weighing greater than 100kg and a clinical study looking at an alternate dosing regimen which could reduce the frequency of gout flares seen with the onset of treatment with KRYSTEXXA. The cost of these post-marketing commitment clinical trials is estimated to be $25 to $30 million over the next seven years. As previously stated, we do not plan to launch KRYSTEXXA on our own in Europe and are instead exploring collaboration and partnership opportunities in the EU, pursuant to the terms of which the cost of these post-marketing commitment clinical trials could either be absorbed by the partner or funded by payments that we receive. If we are unable to consummate a collaboration or partnership for the EU, or if such an arrangement is terminated, our ability to fund our post-marketing commitments may be harmed, or our liquidity and financial condition could be adversely affected. If we fail to conduct these post-marketing commitments or obtain modification or relief from these commitments from the European Commission, maintaining our marketing authorization for KRYSTEXXA in the EU could be at risk and if lost our business, results of operations, growth prospects and financial condition may be materially adversely affected.

We may elect or be required to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval of KRYSTEXXA in jurisdictions outside the United States and EU. These additional trials could be costly and could result in findings inconsistent with or contrary to the data from the clinical trials that supported our United States filings with the FDA, which could restrict our marketing approval of KRYSTEXXA.

Before obtaining regulatory approval for the sale of KRYSTEXXA in their respective jurisdictions, we must provide foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective. We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States and EU. Regulatory authorities in jurisdictions outside the United States and EU may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. For example, in December 2010, the Pediatric Committee of the EMA approved our pediatric investigation plan for the treatment and prevention of hyperuricemia, which was a condition to our ability to file for marketing approval in the EU. Further, we may decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA following its approval in other jurisdictions. For example, we have made a post-approval commitment to the FDA that we will conduct the observational trial to further evaluate and identify any serious adverse events associated with the administration of KRYSTEXXA therapy. Finally, we may conduct additional clinical trials in connection with our efforts to expand the clinical utility of KRYSTEXXA into populations beyond RCG. Clinical trials of KRYSTEXXA must comply with the regulatory requirements of by numerous regulatory agencies in other countries. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results.

Any requirements to conduct supplemental trials would add to the cost of further developing KRYSTEXXA, and we may not be able to complete such supplemental trials. Additional trials could also produce findings that are inconsistent with the data results we have previously submitted to the FDA and EMA, in which case we would be obligated to report those findings to both. This could result in additional restrictions on the marketing approval of KRYSTEXXA, including new safety labeling. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA and could cause regulators to impose restrictive conditions on marketing approvals, including but not limited to the expansion of our REMS program to include distribution and use restrictions, and could even cause our marketing approval to be revoked. Any of these results would materially harm our business and impair our ability to generate revenues and achieve or maintain profitability and adversely affect our liquidity.

If we fail to attract and retain senior management and key personnel, we may not be able to complete the development of or execute upon our commercial and worldwide strategy for KRYSTEXXA.

We depend on key members of our management team. In addition, in recent years, due to challenges we have faced and changes in our senior management, we have relied at various times more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger. The loss of the services of Mr. Jaeger, our President & Chief Executive Officer Louis Ferrari, or any member of our senior management team, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA and the strategic objectives for our company. We have employment agreements with key members of our management team, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

As we expand our development and commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and United Kingdom’s Bribery Act of 2010. If that occurs, we may be subject to civil or criminal penalties that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Additionally, because we conduct business in the United Kingdom, or UK, we are subject to the provisions of the UK Bribery Act of 2010, or UKBA, which prohibits engaging in conduct that results in a bribing a third party in exchange for that person improperly performing a relevant function or activity for purposes of gaining a financial advantage.

In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties, such as consultants, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA. Similarly, our interactions with such third parties could be construed as creating potential liability under the UKBA. Any interactions with any such parties or individuals where compensation is provided which are found to be in violation of the FCPA or UKBA could result in substantial fines and penalties and could materially harm our business. If our business practices outside the United States are found to be in violation of the FCPA or the UKBA, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, financial condition, results of operations, liquidity and growth prospects.

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

We have limited personnel with experience in, and we do not own facilities for, the manufacturing of any of our products. We depend on third parties to manufacture KRYSTEXXA. We have entered into commercial supply agreements with third-party manufacturers, including:

•	Bio-Technology General (Israel) Ltd., or BTG, for the production of the pegloticase drug substance,

•	NOF Corporation of Japan, or NOF, for the supply of mPEG-NPC, a key raw material in the manufacture of the pegloticase drug substance, or drug substance, and

•	Sigma-Tau PharmaSource, Inc., or Sigma-Tau, for the filling and packaging functions to finish the KRYSTEXXA drug product.

These companies are our sole source suppliers for the mPEG-NPC, the drug substance and the KRYSTEXXA drug product.

Our third-party manufacturers have limited experience manufacturing KRYSTEXXA on a sustained basis. In addition, based on our current long-range forecast of market demand, our contract manufacturers will need to only periodically run manufacturing campaigns to produce drug substance as well as finished product to meet market demand. If our contract manufacturers experience difficulties in maintaining competency to manufacture KRYSTEXXA drug substance and finished product on this periodic schedule, or if the cost of these periodic manufacturing campaign is uneconomical to us, we may not be able to produce KRYSTEXXA in a sufficient quantity to meet future demand, or at a satisfactory cost, either of which would adversely affect our projected revenues and gross margins.

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

In addition, BTG is located in Israel. Future hostilities in the Middle East could harm BTG’s ability to supply us with drug substance and could harm our commercialization efforts. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

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

In the past, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. If we experience additional batch failures in the future, our gross margin in selling KRYSTEXXA will decrease and we may not have enough product to meet demand and the FDA may require us to take further steps to address issues related to our manufacturing process, any of which could materially harm our commercialization efforts.

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

A significant disruption at our manufacturing facility based in Israel could materially and adversely affect our business, financial position and results of operations.

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

We are continuing our re-evaluation of whether to continue our efforts to validate Fujifilm Diosynth Biotechnologies USA LLC, or Fujifilm, as a potential secondary source supplier of the pegloticase drug substance used in the manufacture of KRYSTEXXA. Should we proceed, this supplier is required to produce validation batches of the drug substance to demonstrate to the FDA, in connection with its consideration of Fujifilm as a secondary source supplier, that the materials produced by this supplier are comparable to those produced at BTG. If we do not establish to the satisfaction of the FDA that the drug substance manufactured by the potential secondary source supplier is comparable to the drug substance manufactured at BTG, we will not be permitted to use the drug substance manufactured by the secondary source supplier in the formulation of KRYSTEXXA for marketing in the United States. During the first quarter of 2010, the conformance batch production campaign commenced, and as a result of batch failures, based on one manufacturing specification, the campaign was terminated in December 2010. We renegotiated the agreement with Fujifilm in June 2011.

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

We do not independently conduct clinical activities for KRYSTEXXA. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to perform these activities, including the observational study for serious adverse events associated with the administration of KRYSTEXXA therapy that the FDA is requiring that we implement as part of its approval of KRYSTEXXA, any additional clinical trials that may be required in the future by the FDA or similar foreign regulatory bodies, and any other clinical studies that we may elect to conduct. We also will rely on these third parties to perform the post-approval non-clinical studies that the FDA is requiring us to conduct for KRYSTEXXA. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical activities and non-clinical studies reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial and in accordance with agreed upon deadlines. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

If these third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our clinical development activities in accordance with regulatory requirements or our stated protocols, we may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy, and obtain additional regulatory approvals, for KRYSTEXXA. We also may be subject to fines and other penalties for failure to comply with requirements applicable to the conduct and completion of post-marketing studies and clinical trials within specified timeframes and to the public reporting of clinical trial information on the registry and results database maintained by NIH.

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

If we fail to comply with our obligations under these agreements, we could lose the ability to commercialize KRYSTEXXA, which could require us to curtail or cease our operations.

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

•

requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including funding our commercial operations, capital expenditures and research and development,

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

However, while the indenture governing the 2019 Notes places limitations on our ability to pay dividends or make other distributions, repurchase or redeem capital stock, and make loans and investments, these limitations are subject to significant qualifications and exceptions. You should read our more detailed descriptions of indebtedness and the indenture governing our 2019 Notes in our filings with the SEC, as well as the documents themselves, for further information about these covenants.

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

Our stock price has been, and will likely continue to be, volatile. The stock market in general and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	whether we are successful in marketing and selling KRYSTEXXA,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	the cost of our post-approval commitments to the FDA, including an observational study and a REMS program,

•	the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	our ability to maintain a sufficient inventory of KRYSTEXXA to meet commercial demand,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the United States and EU,

•	the timing of any future capital raising transactions by us, and the structure of such transactions and amount of capital raised,

•	our ability to conclude collaborations and partnerships in the EU and other regions of the world on terms favorable to us,

•	our ability to successfully obtain a complete dismissal of the remaining claims of the creditor derivative action brought by one of the holders of our Senior Notes,

•	announcements of technological innovations or developments relating to competitive products or product candidates,

•	market conditions in the pharmaceutical and biotechnology industries and the issuance of new or revised securities analyst reports or recommendations,

•	period-to-period fluctuations in our financial results,

•	legal and regulatory developments in the United States and foreign countries, and

•	other factors described in this “Risk Factors” section.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Bridgewater, New Jersey, where we lease approximately 48,469 square feet of office space. The term of the lease is 123 months, and we have a right to extend the term for two additional five year lease terms at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the 123 month term of the lease is approximately $15.2 million. The landlord has provided us with a tenant improvement allowance of up to $2.0 million. In addition, we have provided the landlord a letter of credit of $1.5 million, which is secured by a cash deposit and is reflected in other assets (as restricted cash) on our consolidated balance sheets at December 31, 2012.

Our former corporate headquarters are located in East Brunswick, New Jersey, where we lease approximately 53,000 square feet of office space that will expire in March of 2013, which we do not intend to renew. The lease has a base average annual rental expense of approximately $1.9 million.

ITEM 3. LEGAL PROCEEDINGS

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of our 2018 Convertible Notes, Tang Capital Partners, LP, against us and certain of our current directors and three former directors in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against us and our current and former directors and also to add additional note-holders as plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against us relating to an alleged event of default under the 2018 Indenture. As with the April 30 and May 21 complaints, the June 29 complaint also alleges, among other things, that we are insolvent, and seeks the appointment of a receiver. We filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the note-holders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under our convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a memorandum opinion granting both of our motions. Specifically, the Court determined that the note-holders do not have standing to bring an action to appoint a receiver for us and that an event of default has not occurred under our convertible notes. We have moved to dismiss the remaining claims in the June 29 complaint, but that motion has not yet been decided. On June 8, 2012, we filed a cross-complaint against Tang Capital, which was subsequently amended on August 31, 2012. The amended complaint alleges a claim for breach of a non-disclosure agreement between us and Tang and for tortious interference with our business and contractual relations. Our amended complaint remains outstanding.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, materially harm our business, results of operations, financial condition, liquidity or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “SVNT”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock from January 1, 2011 through December 31, 2012 as reported by The NASDAQ Global Market.

	High	Low
2011
First Quarter	$11.60	$9.06
Second Quarter	11.91	6.56
Third Quarter	8.03	3.53
Fourth Quarter	4.20	2.04
2012
First Quarter	$2.65	$1.82
Second Quarter	2.42	0.52
Third Quarter	2.95	0.48
Fourth Quarter	2.64	1.04

The number of stockholders of record of our common stock on March 18, 2013 was approximately 668.

We have never declared or paid a cash dividend on our common stock, and we do not expect to pay cash dividends to the holders of our common stock in the foreseeable future. The Company’s ability to pay dividends is restricted by covenants in the indenture governing the 2019 Notes.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our common stock with the cumulative total returns on the (i) NASDAQ Composite, (ii) Nasdaq Pharmaceutical and (iii) Nasdaq Biotechnology indices for the period from December 31, 2007 through December 31, 2012. The graph assumes (a) $100 was invested on December 31, 2007 in our common stock and the stocks in each of the indices and (b) the reinvestment of dividends. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, possible future performance of our common stock.

Fiscal year ending December 31,

	2007	2008	2009	2010	2011	2012
Savient Pharmaceuticals, Inc.	100.00	25.21	59.25	48.50	9.71	4.57
NASDAQ Composite	100.00	59.08	82.32	97.50	98.93	111.10
NASDAQ Pharmaceutical	100.00	97.66	104.97	111.73	123.23	165.09
NASDAQ Biotechnology	100.00	93.40	103.19	113.89	129.12	163.33

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statements of operations data for each of the years in the five-year period ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the Notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Product sales, net	$18,023	$9,565	$4,028	$2,956	$3,028
Other revenues	—	—	—	4	153

Total revenues	18,023	9,565	4,028	2,960	3,181
Cost of goods sold and expenses	137,121	125,001	60,012	84,122	92,192

Operating loss from continuing operations	(119,098)	(115,436)	(55,984)	(81,162)	(89,011)
Other income (expense), net and investment income	2,878	2,978	(17,134)	(11,762)	753
Interest expense on debt	(23,892)	(16,357)	—	—	—
Gain on extinguishment of debt	21,800	—	—	—	—
Income tax benefit	—	(26,788)	(9)	(2,071)	(5,017)

Loss from continuing operations	(118,312)	(102,027)	(73,109)	(90,853)	(83,241)
Loss from discontinued operations	—	—	—	—	(928)

Net loss	$(118,312)	$(102,027)	$(73,109)	$(90,853)	$(84,169)

Loss per common share from continuing operations:
Basic and diluted	$(1.67)	$(1.46)	$(1.08)	$(1.51)	$(1.55)

Loss per common share from discontinued operations:
Basic and diluted	$—	$—	$—	$—	$(0.02)

Loss per common share:
Basic and diluted	$(1.67)	$(1.46)	$(1.08)	$(1.51)	$(1.57)

Weighted-average number of common and common equivalent shares:
Basic and diluted	70,819	70,117	67,435	59,997	53,533

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments.	$96,281	$169,788	$64,861	$108,175	$78,597
Accounts receivable, net	4,341	4,737	909	352	822
Inventories, net	4,325	10,924	3,140	585	1,892
Total current assets	109,314	189,635	71,325	112,520	89,619
Total assets	119,206	197,116	73,418	114,808	94,022
Total current liabilities	31,616	30,065	18,052	44,700	24,989
Long-term debt	222,914	175,458	—	—	—
Other long-term liabilities	2,973	3	6,099	5,909	5,609
Accumulated deficit	(535,915)	(417,603)	(315,576)	(242,467)	(151,614)
Stockholders’ equity (deficit)	(138,297)	(8,410)	49,267	64,199	63,424

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our consolidated financial statements and the related notes. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” included elsewhere in this report.

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA throughout the world. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. On January 7, 2013, our wholly owned subsidiary, Savient Pharma Ireland Limited, was granted a marketing authorization from the European Commission for KRYSTEXXA to be marketed in the European Union, or EU. KRYSTEXXA was approved in the EU for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. We continue to focus on our pre-launch activities for KRYSTEXXA in the EU, while we advance our examination of collaboration and partnership opportunities for the commercial launch of KRYSTEXXA in the EU. At this time, we cannot estimate the timeline for the consummation of any potential deal for EU commercialization, for which a transaction must be in place prior to a launch in that region. We see opportunity for KRYSTEXXA in other regions around the world and thus, we are also continuing to explore collaboration and partnership opportunities for the regulatory approval and commercialization of KRYSTEXXA outside of the United States and EU.

On February 19, 2013, we announced that we entered into an agreement with Swedish Orphan Biovitrum AB, or Sobi, an international specialty healthcare company dedicated to rare diseases, for the co-promotion of Kineret®, a treatment for rheumatoid arthritis, in the U.S. Under the terms of the agreement, Sobi has granted to us the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. We will market and promote Kineret beginning April 1, 2013. We earn a co-promotion fee from this arrangement based upon fifty percent of incremental gross profit earned from Kineret in a year as compared to 2012 adjusted gross profit as the base year.

KRYSTEXXA is indicated in the United States for the treatment of chronic gout in adult patients refractory to conventional therapy, a condition that we refer to as refractory chronic gout, or RCG. RCG occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of asymptomatic hyperuricemia, an elevation of blood concentration of uric acid not associated with gout. The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid to allantoin, which is readily eliminated primarily through the kidney. We believe that treatment with KRYSTEXXA provides clinical benefits by eliminating uric acid in the blood and tissue deposits of urate.

During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of adult patients in the United States who are suffering from RCG, which we refer to as the KRYSTEXXA Market Study. The KRYSTEXXA Market Study was conducted using both secondary data sources and primary market research. The secondary data sources were used to quantify the diagnosed prevalent gout population and the treated gout population and included all available published literature, including the National Health and Nutrition Examination Survey, or

NHANES, a program of studies sponsored by the United States Centers for Disease Control and Prevention designed to assess the health and nutritional status of adults and children in the United States, Medicare claims data and commercial insurance claims data. The market size for KRYSTEXXA is difficult to predict with accuracy and the KRYSTEXXA Market Study, completed in July 2011, indicated that there are approximately 120,000 RCG patients in the United States, or approximately 4.2% of the overall annual treated gout population in the United States. However, the actual number of adult patients with RCG in the United States market may be substantially lower than our estimate. Furthermore, not all of these patients may be engaged with the healthcare system and if engaged in the healthcare system, may not be seeking treatment with Rheumatologists which whom we currently concentrate most of our commercial efforts. Additionally, we believe we are presently only reaching a select portion of this overall market defined by our current approved labeling, as actual customer usage to date appears limited to the most severe RCG patients which we estimate as being between 20,000 and 40,000 patients in the United States. Ultimately, the total available market opportunity for KRYSTEXXA and our ability to penetrate that market will depend on, among other things, our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians to administering clinicians. We are also engaged in market sizing studies for KRYSTEXXA with respect to the EU and the rest of the world.

We believe that the clinical community and payors will continue to see the value of KRYSTEXXA and that there is a certain amount of price elasticity for the product. Over the past year, we increased the selling price of KRYSTEXXA by approximately 29% from the original list price of $2,300 per 8 mg vial to $2,962 per 8 mg vial and most recently, by an additional 30% to $3,850 per 8 mg vial, effective January 16, 2013.

On July 9, 2012, we initiated a reorganization plan which includes organizational changes designed to improve our operational efficiencies while ensuring continued focus on the commercialization of KRYSTEXXA and the advancement of our clinical development programs. As part of the initiative, we decreased our work-force by approximately 35%, including vacancies, effective September 10, 2012. Following the reduction in force, we have a U.S. sales force consisting of 38 key account managers, three regional directors, four managed care executives and four area business specialists. To support the safe and effective use of KRYSTEXXA in the commercial setting, we have a field-based medical affairs function consisting of 8 regional medical scientists, or RMSs, in the U.S., coupled with an additional 5 RMSs in the EU, who educate clinicians through reactive presentations of the clinical data. As we proceed forward with the commercialization of KRYSTEXXA, we may adjust the size of our organization as necessary. Our sales force targets rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG, as well as podiatrists who may also refer patients with RCG. Our reorganization plan is expected to generate approximately $50 to $55 million in annual operating expense savings during the 2013 fiscal year, by reducing non-workforce related operating expenses across all functional areas and by reducing salary, bonus and benefit related operating costs. Partially offsetting these operating cost savings are approximately $10 to $15 million in higher expenses to be incurred during 2013 due to EU pre-launch marketing activities and U.S. clinical trial costs.

To date, our U.S. sales force has reached the majority of key rheumatologists and nephrologists located in private practices, infusion centers, hospitals, academic institutions and U.S. Department of Veterans Affairs, or the VA, medical centers. However, we believe that sales of KRYSTEXXA have been hampered by the lack of information that was available to prescribers at the time of the commercial launch of KRYSTEXXA and concerns over Medicare Part B reimbursement. In an effort to address the lack of information available to prescribers, in August 2011, we published data from our two pivotal KRYSTEXXA Phase 3 clinical trials in patients with RCG in the Journal of the American Medical Association, or JAMA. The data published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial percentage of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. In addition, 40% of patients with gouty tophi at the commencement of the study receiving

KRYSTEXXA experienced complete resolution of one or more tophi by the final study visit, compared to 7% of patients on placebo. The datum published also included a summary of adverse events that occurred in at least 5% of the patients in the trial, including gout flares, infusion reactions, nausea, contusion or ecchymosis, nasopharyngitis, constipation, chest pain, anaphylaxis and vomiting. In addition, a manuscript showing the improvement in patient reported outcomes following treatment with KRYSTEXXA was published in the June 27, 2012 Journal of Rheumatology. Unlike the objective end points of a clinical trial, such as the lowering of serum uric acid, patient reported outcomes measure subjective aspects, such as reduction in pain, or improvement in the patient’s quality of life.

During the first quarter of 2012, we updated our clinical development plan for KRYSTEXXA and are undertaking a targeted and focused approach to expanding the clinical utility of KRYSTEXXA into populations beyond RCG. For example, a significant number of severe gout patients have underlying chronic renal disease that can affect treatment options. Clinicians are reluctant to use conventional urate lowering agents in patients with significant renal disease and when they do use them, it is often in doses that have little effect on serum uric acid levels. Further, in patients with gout who have undergone solid organ transplantation, including renal transplantation, the use of conventional urate lowering treatments is actually contraindicated in many of those patients receiving certain types of immunosuppressive agents. Certain results observed in the Phase 3 clinical trials for KRYSTEXXA support effective treatment with KRYSTEXXA in these circumstances. In view of these findings, a key area of focus for our clinical development plan will be to confirm whether KRYSTEXXA is dialyzable. A study looking at the use of KRYSTEXXA in patients undergoing renal dialysis has completed enrollment and we expect data in mid-2013. We will also explore whether KRYSTEXXA can be used safely and effectively in patients with gout who have undergone solid organ transplantation. We believe these are areas of significant unmet medical needs in view of the difficulties with conventional uric lowering therapies, or ULTs, in these populations.

We are also exploring methods to mitigate the antibody formation that occurs to the molecule via the immunogenicity trial due to begin in the third quarter of 2013. This trial will test a new dosing schedule designed to induce a high zone tolerance. We believe that it will further reduce the incidence of infusion reactions and increase the number of patients who maintain their response to KRYSTEXXA over the long term. In the Phase 3 clinical development program, 42% of patients maintained their response to KRYSTEXXA over the six-month period of the trials. Many of the patients who discontinued from these trials lost their therapeutic response due to the development of high-titer antibodies. If the immunogenicity trial is successful, we believe fewer patients will develop high-titer antibodies and thereby better able to maintain their therapeutic response over a longer period of time.

In addition, there is a large pool of patients who have severe tophaceous gout who fall outside of the RCG population primarily because their conventional ULT therapy is not at a maximum dose. The KRYSTEXXA Market Study indicated that approximately 500,000 to 700,000 patients in the U.S. currently have tophaceous gout and uncontrolled uric acid levels but were not considered in the RCG market because their conventional ULT therapy is not at a maximum dose. However, because of the size and/or location of their tophi, their physical functioning is impaired. Because KRYSTEXXA rapidly lowers serum uric acid levels and has a significant and rapid effect on reducing tophi and total body urate stores, we believe these patients can benefit from an induction / maintenance therapy with KRYSTEXXA. A Phase 4 clinical study to examine the use of KRYSTEXXA as an induction (debulking) therapy in patients with severe tophaceous gout is a possible future strategy for expanding the market opportunity for KRYSTEXXA. Because the immunogenicity trial may result in a different dosing schedule for KRYSTEXXA and higher response rates, we decided to push back the start of the induction/maintenance trials until the data from the immunogenicity trial is available. We believe this would allow us to conduct the induction/maintenance trials with fewer patients and at less cost, while further lessening the risk of infusion reactions for the patients.

Data from our open label long term extension trial was published in Annals of Rheumatic Disease on-line on November 10, 2012. This article provides key clinical data on patients who have been receiving KRYSTEXXA for an additional 30 months and is critical for clinicians as they better understand the clinical benefits of long-term KRYSTEXXA use for their patients and how to manage possible side effects. Additionally, a review article on RCG and the use of pegloticase was published in the April 2012 issue of the International Journal of Clinical Rheumatology. Furthermore, an appraisal of the role of pegloticase in the management of gout was published in the 2012 issue of Open Access Rheumatology: Research and Reviews. Finally, a review article on the Evaluation and treatment of gout as a chronic disease was published on-line in the journal Advances in Therapy in October 2012. This article describes the population with refractory chronic gout and the role pegloticase plays in the treatment of this condition.

In June 2012, we presented data at an oral session conducted by the European League Against Rheumatism, or EULAR, congress that demonstrated that patients with RCG who also suffer from chronic kidney disease, or CKD, stages one through four, responded to treatment with KRYSTEXXA. We believe this is a significant finding as there are currently limited treatment options available for refractory chronic patients with CKD because impaired kidney function can reduce the ability of conventional gout treatments to lower uric acid and decrease a patient’s threshold for treatment-related toxicity. Six additional abstracts, including a study measuring the impact of gout pain on quality of life in Western Europe, were accepted for presentation or publication at EULAR.

In November 2012, we presented the following eight posters related to KRYSTEXXA at the American College of Rheumatology, or ACR:

•	Complete Tophus Response in Patients with Chronic Gout Initiating Pegloticase Treatment,

•	Clinical Efficacy Outcomes with Up to 3 Years of Pegloticase Treatment for Refractory Chronic Gout,

•	Improvements in Long-Term Health-Related Quality of Life in Chronic Gout Patients Refractory to Conventional Therapies Treated with Pegloticase: Results from Responder Cohort,

•	Patterns of Gout Treatment and Related Outcomes in US Community Rheumatology Practices: the Relation Between Gout Flares, Time in Treatment, Serum Uric Acid Level and Urate Lowering Therapy,

•	Pegloticase Long-Term Safety: Data from the Open Label Extension Trial,

•	Post-Marketing Safety Surveillance Data Reveals Patterns of Use for Pegloticase in Refractory Chronic Gout,

•	Relative Risk of Infusion Reactions with KRYSTEXXA® (pegloticase) from Post-Approval Safety Data: Results from Sept 2010 to June 2012, and

•	Serum Uric Acid as a Biomarker for Mitigation of Infusion Reactions in Patients Treated with Pegloticase for Refractory Chronic Gout.

On January 1, 2012, KRYSTEXXA received a permanent J Code, which facilitates reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We were also awarded a contract from the VA which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price of $2,300 per 8 mg vial. On January 16, 2013, we increased the list selling price of KRYSTEXXA to $3,850 per 8 mg vial and VA member patients now receive an approximate 59% discount to our list price. We expect that this discount will remain the same or increase in the future contingent on price actions that we may take. The VA has also recently issued a KRYSTEXXA monograph and criteria for use. In addition, KRYSTEXXA currently enjoys broad coverage for RCG patients through managed care and private payor organizations. Also, ACR published their treatment guidelines for gout and KRYSTEXXA was included in these guidelines. In six of nine case scenarios defined by ACR, KRYSTEXXA is considered an appropriate therapeutic option for treatment of refractory disease.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA. We believe that this initiative allows patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense.

We have built an inventory of finished KRYSTEXXA product at December 31, 2012, that is packaged and labeled for distribution, and additional supplies of bulk API drug substance that are scheduled to be packaged and labeled as part of our ongoing FDA approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least the second quarter of 2015.

On October 19, 2012, we were notified that the European Medicine Agency’s Committee for Medical Products for Human Use, or CHMP, completed its scientific assessment of our Marketing Authorization Application, or MAA, for KRYSTEXXA and issued a positive opinion recommending approval of the MAA for KRYSTEXXA for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. The positive CHMP opinion was based upon a detailed evaluation of the MAA, which included safety and efficacy data from our two pivotal Phase III studies, and a long-term open label extension study of KRYSTEXXA, as well as non-clinical and chemistry, manufacturing and control information. This opinion was transmitted to the European Commission, which has the authority for granting marketing authorizations in the EU. On January 7, 2013, our wholly owned subsidiary, Savient Pharma Ireland Ltd. was granted a marketing authorization from the European Commission for KRYSTEXXA in the EU, for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. As part of the marketing authorization received from the European Commission, we will be responsible for post-marketing commitment clinical trials to primarily further examine the safety of KRYSTEXXA. The post-marketing commitment clinical trials are estimated to cost between $25.0 million and $30 million over the next seven years.

In March 2012, KRYSTEXXA was made available in the EU to healthcare professionals through a Named Patient Program. The program was initially offered on a for-fee basis but has since been offered free of charge since July 2012. This program is sponsored by our wholly-owned subsidiary, Savient Pharma Ireland Limited and managed by a third-party service provider.

In further support of our launch planning activities for KRYSTEXXA in Europe, we have advanced the development of reimbursement and pricing plans for the region and engaged RMSs for our key markets and commenced Key Opinion Leader, or KOL, interactions. We currently have a total of 5 RMSs across the UK, Germany and France. The RMSs are responsible for disease state awareness and education surrounding severe debilitating chronic tophaceous gout. By the end of December 2012, the RMSs have called on greater than 300 KOLs with an average frequency of 2 visits per KOL in Europe

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will continue to decrease in future periods primarily as a result of the expiration of our contract agreement with our third-party manufacturer. We do not actively market and do not plan on seeking a new third-party manufacturer of Oxandrin or oxandrolone. We have and will continue to explore divestiture or out-license opportunities for these products.

On May 9, 2012, certain holders of our currently outstanding 2018 Convertible Notes exchanged approximately $108.0 million (principal amount) of such notes for Units, comprised of 2019 Notes, having a principal amount upon full accretion equivalent to the principal amount of the corresponding exchanged 2018 Convertible Notes, and warrants to purchase approximately 4.0 million shares of our common stock at an exercise price of $1.863 per share. The 2019 Notes were recorded at a 26.22% discount to par. In addition to the accretion of principal, the 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter until their maturity date. The 2019 Notes contractually reach their fully accreted principal amount on May 9, 2015, and will mature on May 9, 2019. Simultaneously, the holders of the 2018 Convertible Notes which were exchanged also purchased additional Units, comprised of 2019 Notes and warrants, the purchase price of which was $46.8 million. The principal amount of the 2019 Notes issued upon the exchange of the 2018 Convertible Notes, plus the 2019 Notes issued to the holders upon purchase of the additional Units, is $170.9 million. The 2019 Notes are secured by substantially all of our assets and by the assets and securities of certain of our subsidiaries. We received net cash proceeds after expenses from this financing transaction of $42.6 million.

We currently operate within one “Specialty Pharmaceutical” segment, which includes the sales and research and development activities of KRYSTEXXA and the sales of Oxandrin and oxandrolone. Total revenues were $18.0 million for year ended December 31, 2012, an increase of $8.4 million, or 88%, from $9.6 million for year ended December 31, 2011.

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

Gross to Net Sales Accruals. Our net product revenues represent gross product revenues less allowances for returns, Medicaid rebates, other government rebates and chargebacks, discounts, and distribution fees.

Allowance for Product returns. In general, it is our policy to provide credit for product returns for KRYSTEXXA that are returned six months after the product expiration date and for Oxandrin and generic oxandrolone that are returned six months prior to the product expiration date and twelve months after the product expiration date. As noted above in our revenue recognition discussion, given our limited sales history for KRYSTEXXA coupled with the product being a new entry into its market, we are currently unable to reasonably estimate future product returns.

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

The aggregate net product return allowance reserve for Oxandrin and oxandrolone was $0.5 million, $0.9 million and $0.5 million at December 31, 2012, 2011 and 2010, respectively. A tabular roll-forward of the activity related to the allowance for product returns is as follows:

		Expense Provisions		Actual Deductions
Description	Balance at Beginning of Period	Related to Current Year Sales	Related to Prior Period Sales	Related to Current Year Sales	Related to Prior Period Sales	Other Deductions	Balance at End of Period
	(In thousands)
Allowance for sales returns:
2012	$852	259	(53)	(84)	(449)	—	$525
2011	$469	132	268	—	(17)	—	$852
2010	$1,033	128	(363)	—	(329)	—	$469

Allowances for Medicaid, other government rebates and other rebates. The Company’s contracts with the Center for Medicaid and Medicare Services, or CMS, and other government agencies such as the Federal Supply System commit the Company to providing those agencies with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these government-funded programs. Based upon the Company’s contracts and the most recent experience with respect to sales of KRYSTEXXA, Oxandrin and oxandrolone through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience.

Chargeback Accruals. Chargeback accruals are based on two types of transactions. The first type of chargeback accrual would be reflective of the difference between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Additionally, we record chargeback accruals relating to special distributors, to price protect doctors and infusion suites who administer in office infusions of KRYSTEXXA to Medicare patients, due to the delay in governmental reporting of KRYSTEXXA price increases which impacts reimbursement.

A tabular roll-forward of the activity related to the allowances for Medicaid and other government and other rebates, for the years ended December 31, 2012, 2011 and 2010 is as follows:

		Expense Provisions		Actual Deductions
Description	Balance at Beginning of Period	Related to Current Year Sales	Related to Prior Period Sales	Related to Current Year Sales	Related to Prior Period Sales	Other Deductions	Balance at End of Period
	(In thousands)
Allowance for rebates:
2012	$339	2,879	(39)	(2,452)	(488)	—	$239
2011	$295	617	(66)	(278)	(229)	—	$339
2010	$261	561	—	(266)	(261)	—	$295

Sales Discount Accruals. Sales discount accruals are based on payment terms extended to customers.

Distributor Fee Accruals. Distributor service fee accruals are based on contractual fees to be paid to the wholesale distributor for services provided.

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

Share-Based Compensation. We have share-based compensation plans in place and record the associated share-based compensation expense over the requisite service period. The share-based compensation plans and related compensation expense are discussed more fully in Note 11 to the consolidated financial statements.

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

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2012, based on the net operating loss generated in 2012 and historical losses and the uncertainty of profitability in the near future, we concluded that we would maintain a full valuation allowance on all of our deferred tax assets net of deferred tax liabilities and those assets that are reserved by a liability for unrecognized tax benefits. We use judgment in determining income tax provisions and in evaluating our tax positions. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. We are examined by Federal and state tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. Under the State of New Jersey Net Operating Loss, or NOL, Transfer Program for small businesses, we were eligible to sell the benefits related to a portion of our New Jersey State NOL carryforwards and have received a net cash payment in the amount of $2.2 million on March 7, 2013 from the sale.

Results of Operations

During 2012, 2011 and 2010, our operating results were substantially driven by expenses related to the commercialization of KRYSTEXXA. We anticipate net operating losses for 2013 and the foreseeable future as we continue to commercialize and develop KRYSTEXXA. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of our post-approval commitments to the FDA and European Commission, including observational studies in the EU and U.S. and a REMS program in the U.S.,

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA in countries other than the U.S. and EU,

•	the cost of manufacturing activities, and

•	clinical development for label expansion.

Our net revenues of $18.0 million for 2012 were derived primarily from product sales of KRYSTEXXA. Following the full commercial launch of KRYSTEXXA in February 2011, sales levels have increased and we expect continued sales momentum into 2013 as a result of our commercialization efforts.

Our future revenues depend on our success in the commercialization of KRYSTEXXA including:

•	whether we are successful in executing our commercial strategy for KRYSTEXXA,

•	market acceptance of KRYSTEXXA by physicians and patients in the largely previously untreated RCG patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and to what extent our label expansion activities for KRYSTEXXA are successful,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the U.S. and EU, and

•	our ability to expand our product offerings.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	(Dollar amounts in thousands)
KRYSTEXXA	$16,223	90.0%	$6,199	64.8%	$18	0.4%
Oxandrolone	1,430	7.9	3,027	31.7	2,686	66.7
Oxandrin	370	2.1	339	3.5	1,324	32.9

	$18,023	100.0%	$9,565	100.0%	$4,028	100.0%

The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	(Dollar amounts in thousands)
Cost of goods sold	$22,382	16.3%	$9,313	7.5%	$2,673	4.5%
Research and development	26,238	19.1	24,790	19.8	32,358	53.9
Selling, general and administrative	88,501	64.6	90,898	72.7	24,981	41.6

Total costs and expenses	$137,121	100.0%	$125,001	100.0%	$60,012	100.0%

Results of Operations for the Years Ended December 31, 2012 and December 31, 2011

Revenues

Total revenues increased $8.4 million, or 88%, to $18.0 million for the year ended December 31, 2012, from $9.6 million for the year ended December 31, 2011. The increase is primarily due to incremental KRYSTEXXA sales of $10.0 million as a result of our continued commercialization efforts from the full commercial launch of KRYSTEXXA, which began in February of 2011, and to a lesser extent, the impact of our price increases. During 2012, we increased the selling price of KRYSTEXXA by approximately 29% from the original list price of $2,300 per 8 mg vial to $2,962 per 8 mg vial.

Sales of oxandrolone, our authorized generic version of Oxandrin, decreased $1.6 million, or 53%, to $1.4 million for the year ended December 31, 2012, as compared to $3.0 million for the year ended December 31, 2011, largely due to lower overall demand for the product as a result of increased generic competition. Sales of our branded product, Oxandrin, were consistent with the prior year. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods due to the impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan on seeking a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products. We have and will continue to explore divestiture or out-license opportunities for these products. Based on our current demand for these products, we anticipate that our oxandrolone inventory will run off in the second quarter of 2013 and our Oxandrin inventory will be sufficient to meet demand until expiration, which is the third quarter of 2015.

Cost of goods sold

Cost of goods sold increased $13.1 million, or 140%, to $22.4 million for the year ended December 31, 2012, from $9.3 million for the year ended December 31, 2011. The increase is primarily driven by the year-over-year variance related to charges for inventory and raw materials commitments. For the year ended December 31, 2012 and 2011, we recorded charges of $15.7 million and $4.7 million, respectively, against operations, resulting in a year-over-year increase in cost of goods sold of $11.0 million. These charges, relate to raw material inventory and commitments, and finished goods KRYSTEXXA inventory that we do not believe will be able to sell through to commerce prior to expiration, as a result of lower sales demand forecasts for KRYSTEXXA in future years. The lower sales demand forecasts are primarily due to actual historical experience of our sales trends in the U.S. since launch and delays in certain label expansion clinical studies for KRYSTEXXA, as a result of the re-prioritization and timing of project activities within our strategic plan. Additionally, the sales demand forecast for KRYSTEXXA has been pushed back in the EU as we continue to pursue a partnership opportunity for the commercial launch of KRYSTEXXA.

As a result of the commercialization and commencement of sales of KRYSTEXXA in 2011, we are required to make royalty and sales-based milestone payments under our third-party supply and license and agreements. Royalty and sales-based milestone payments pursuant to these agreements resulted in approximately $1.2 million of additional expense for the year ended December 31, 2012 as compared to the prior year.

Research and development expenses

Research and development expenses increased by $1.4 million, or 6%, to $26.2 million for the year ended December 31, 2012, from $24.8 million for the year ended December 31, 2011. The increase is primarily due to expenses related to the support of our MAA filing and launch activities for KRYSTEXXA in the EU, whereby we have engaged RMSs in our key EU markets to commence KOL interactions. Additionally, we have incurred increased expenses relating to the ramp up of the U.S. patient observation study which is a post-marketing commitment to the FDA.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2.4 million, or 3%, to $88.5 million for the year ended December 31, 2012, from $90.9 million for the year ended December 31, 2011, primarily due to a reduction in selling and promotion activities for KRYSTEXXA as the prior year included commercial launch related activities. These launch related activities included significant investments in advisory boards, exhibit booths at rheumatology conferences and market research. Additionally, the lower expenses were due to cost containment activities resulting from our reorganization plan initiated in July 2012.

Interest expense on Convertible Notes

Total interest expense increased by $7.5 million, or 46%, to $23.9 million for the year ended December 31, 2012, from $16.4 million for the year ended December 31, 2011, due to our 2019 Notes that were issued on May 9, 2012. Interest expense for the year ended December 31, 2012 reflects $10.8 million of cash interest expense and $13.1 million of non-cash interest expense.

Gain on extinguishment of debt

On May 9, 2012, we completed the closing of transactions contemplated by certain Exchange and Purchase Agreements, dated May 7, 2012, between us and certain holders of our 2018 Notes. Pursuant to the terms of the Purchase and Exchange Agreements, the Holders exchanged their 2018 Notes, having an aggregate outstanding principal amount equal to approximately $108.0 million, for Units comprised of the new 2019 Notes, having an equivalent aggregate principal amount at maturity, and warrants to purchase an aggregate of 4.0 million shares of our common stock at an exercise price equal to $1.863 per share. The Holders also agreed to purchase simultaneously, additional Units, the aggregate purchase price of which resulted in net proceeds to us of approximately $42.6 million. The aggregate principal amount at maturity of the 2019 Notes issued upon the exchange of the 2018 Notes plus the 2019 Notes issued to the Holders upon purchase of the additional Units is approximately $170.9 million. In accordance with the authoritative accounting guidance described more fully in Note 7 to our consolidated financial statements, we recorded a gain of approximately $21.8 million upon the extinguishment of debt, as a result of exchanging a significant portion of the 2018 Notes for the 2019 Notes that were issued at a discount. The gain arose as the fair value of the 2018 Notes was less than its carry value at the time of the transaction.

Other income (expense), net

Other income (expense), net reflects $2.7 million of income for the year ended December 31, 2012 as compared to $2.8 million of income for the year ended December 31, 2011. Other income, net for the year ended December 31, 2012 reflects a gain of $2.3 million related to the decrease in the fair value of our warrant liability as a result of the mark-to-market valuation adjustment in the current year, as a result of the lower underlying price of our common stock since the date of issuance of the warrants. Other income, net for the year ended December 31, 2011 reflects a $2.0 million benefit for accrued interest and penalties relating to the reversal of an unrecognized tax benefit liability and a $0.8 million reversal of a liability for accrued interest and penalties relating to a state sales and use tax audit.

Income tax benefit

There was no income tax expense or benefit recorded during the year ended December 31, 2012 as we have a full valuation allowance on our NOLs and other tax attributes. The income tax benefit of $26.8 million for the year ended December 31, 2011 was primarily comprised of a $22.7 million income tax benefit that was the result of the recognition of a deferred tax asset equal to the deferred tax liability associated with the issuance of the 2018 Convertible Notes. The balance of the income tax benefit was the result of a reduction in a liability for unrecognized state tax benefits of $3.6 million, which was considered effectively settled due to the completion of a state corporate income tax audit in the first quarter of 2011 and a liability reduction of $0.5 million for other related state tax matters. The $26.8 million tax benefit recorded did not result in additional cash flow for us.

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

Interest expense on Convertible Notes

Total interest expense was $16.4 million for the year ended December 31, 2011, consisting of $10.0 million of interest expense from the 4.75% coupon on our Senior Convertible Notes due 2018 and $6.4 million of non-cash interest expense.

Other income (expense), net

Other income (expense), net reflects $2.8 million of income for the year ended December 31, 2011 as compared to $17.3 million of expense for the year ended December 31, 2010, a net positive change of $20.1 million. Other income, net for the year ended December 31, 2011 reflects a current year benefit to income as a result of a $2.0 million benefit for accrued interest and penalties relating to the reversal of an unrecognized tax benefit liability and a $0.8 million reversal of a liability for accrued interest and penalties relating to a state sales and use tax audit. The $17.3 million of expense for the year ended December 31, 2010 substantially represents the mark-to-market adjustment on our previous warrant liability, which was settled in its entirety via warrant exercises during the fourth quarter of 2010.

Income tax benefit

The income tax benefit of $26.8 million for the year ended December 31, 2011 as compared to approximately zero for the year ended December 31, 2010, was primarily comprised of a $22.7 million income tax benefit that was the result of the recognition of a deferred tax asset equal to the deferred tax liability associated with the issuance of the 2018 Convertible Notes. The balance of the income tax benefit was the result of a reduction in a liability for unrecognized state tax benefits of $3.6 million, which was considered effectively settled due to the completion of a state corporate income tax audit in the first quarter 2011 and a liability reduction of $0.5 million for other related state tax matters. The $26.8 million tax benefit recorded did not result in additional cash flow for the Company.

Liquidity and Capital Resources

At December 31, 2012, we had $96.3 million in cash, cash equivalents and short-term investments as compared to $169.8 million at December 31, 2011. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal.

In February 2011, the Company issued its 2018 Convertible Notes at par ($230.0 million) that become due on February 1, 2018. The Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. On May 9, 2012, the Company issued its 2019 Notes and warrants (as discussed below) in exchange for a portion of the existing 2018 Convertible Notes and $46.8 million in cash. We received net cash proceeds after expenses from this financing transaction of $42.6 million. Certain holders exchanged their 2018 Convertible Notes, having an outstanding principal amount of $107.6 million, for Units comprised of the 2019 Notes, having a principal amount at maturity of $107.9 million and warrants to purchase 4.0 million shares of the Company’s common stock at an exercise price of $1.863 per share. A Unit consists of $1,000 principal amount of 2019 Notes and warrants to purchase 23.4 shares of common stock. The 2019 Notes are senior to the 2018 Convertible Notes. In connection with the debt exchange discussed above, certain income tax deductions for discount amortization and interest will be permanently disallowed for income tax purposes over the life of the 2019 Notes.

We have used and will continue to use in the future, the net proceeds from the issuance of our debt to commercialize KRYSTEXXA in the United States, including for marketing activities, to fund post-marketing commitments to the FDA and European Commission, to move forward with potential clinical development activities directed to possible label expansion for KRYSTEXXA in the U.S. and EU, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the U.S. and EU, and for general corporate purposes, including working capital. As a result, our management has broad discretion to use the net proceeds from our debt issuances. Pending the application of the net proceeds, we invest the net proceeds in short-term U.S. Treasury money market funds and bank certificates of deposit.

We have sustained recurring losses and negative cash flows from operations. Over the past year, our operations have been funded through our debt, and to a lesser extent, sales of KRYSTEXXA. Based on our current commercialization plans for KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities after giving effect to our reorganization plan, the cost of purchasing additional inventory, the cost of post-marketing commitments to the FDA and European Commission, the cost of potential clinical development activities directed to potential label expansion for KRYSTEXXA in the U.S. and EU, and the cost of reimbursement and KOL development activities in the EU, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting but excluding any cash which may be generated from the consummation of a partnership transaction for the EU or other markets, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund anticipated levels of operations into the second quarter of 2014. However, we have experienced and continue to experience negative operating margins and negative cash flows from operations. We expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years.

Funding Requirements

We continue to focus our efforts on commercializing KRYSTEXXA, supporting our development activities and exploring partnership opportunities while seeking regulatory approval outside of the U.S. and EU for KRYSTEXXA undertaking clinical trials and other research and development activities to comply with our post-marketing commitments to the FDA and European Commission, and to pursue label expansion for KRYSTEXXA:

Our future capital requirements will depend on many factors, including:

•	whether we are successful in executing our commercial strategy for KRYSTEXXA,

•	the cost of our post-approval commitments to the FDA and European Commission, including observational studies in both the U.S. and the EU and a REMS program in the U.S.,

•	the cost of clinical trials directed to potential expansion of clinical utility opportunities for KRYSTEXXA,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of manufacturing activities,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA, and

•	the timing and cost involved in obtaining regulatory approvals for KRYSTEXXA in countries other than the U.S. and EU.

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

Cash Flows

Cash used in operating activities for the year ended December 31, 2012 was $114.7 million, which substantially reflects our $118.3 million net loss for the period. Cash provided by investing activities of $8.2 million for the year ended December 31, 2012 reflects the excess of maturities of held-to-maturity securities consisting of bank certificates of deposit partially offset by purchases of these securities. Cash provided by financing activities of $43.1 million for the year ended December 31, 2012 primarily reflects net cash proceeds received from our May 2012 debt exchange financing transaction.

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

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations	$293,382	$—	$—	$—	$293,382
Interest on long-term debt obligations	123,710	10,944	31,760	52,658	28,348
Post marketing commitments(1)	55,800	8,800	32,100	11,400	3,500
Purchase commitment obligations(2)	23,562	16,292	2,913	4,357	—
Operating lease obligations	14,858	1,855	2,839	2,936	7,228
Capital lease obligations	233	60	127	46	—
Other commitments(3)	4,360	3,547	813	—	—

Total	$515,905	$41,498	$70,552	$71,397	$332,458

(1)	Post marketing commitments represents our current cost estimates for our U.S. and EU post marketing commitments to the FDA and the European Commission, respectively. Our U.S. post marketing commitments are estimated to be approximately $28.6 million and include our U.S. observation study and Dialysis, Canine and immunogenicity studies. Our EU post marketing commitments are estimated to be approximately $27.2 million and include our EU observation study and Cohort database, weight, flare and registries studies.

(2)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.

(3)	Other commitments include an aggregate of approximately $1.0 million in sales-based milestone payments that we achieved during the fourth quarter of 2012 and which were paid in cash to Duke and MVP in the first quarter of 2013. Other commitments also reflects the following severance and employee retention arrangements:

i.	As a part of the reorganization plan, we have committed to cash retention payments to certain key employees during 2013. Our potential commitment, if all recipients are employed at the time of payment, would be approximately $1.1 million during the second quarter of 2013.

ii.	In addition, in order to secure the retention of our senior executives key to the successful operations of our company and to prevent any disruption to the strategic development of our business, we granted cash and stock retention awards to our senior executives which vest as to 50% of the award on specific dates over a two-year period. Our potential commitment, if all of the executives are employed at the time of vesting, is $0.8 million during the first quarter of 2013 and $0.8 million during the first quarter of 2014.

iii.	Also included in other commitments is a $0.7 million severance commitment, for two former members of our senior management team which will conclude during 2013.

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

In addition, we have previously received financial support of research and development from OCS, and BIRD, of approximately $2.6 million for the development of KRYSTEXXA. As of December 31, 2012, our $0.6 million obligation to BIRD has been met and therefore, we will not be required to make any future royalty payments to BIRD.

We have a liability for unrecognized tax benefits of $2.7 million at December 31, 2012. We are unable to estimate the timing of any future payments for this liability, if any.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Pronouncements

There were no recently issued accounting standards that had or are expected to have a material impact on our results of operations, overall financial position, liquidity or cash flows.

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

On May 9, 2012, we issued our 2019 Notes and warrants as discussed in Note 7 to our consolidated financial statements. The 2019 Notes have a cash coupon interest rate of 3% in the first three years and 12% per year thereafter.

In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Senior Convertible Notes due 2018 as discussed in Note 7 to our consolidated financial statements.

Our interest rate exposure is isolated to the increase in the interest rate on our 2019 Notes from 3% to 12%, which occurs in 2015. Our 2018 Convertible Notes bear interest at a fixed rate of 4.75%, and as such, we have limited exposure to changes in interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment under the framework in the Internal Control—Integrated Framework, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Savient Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Savient Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule, “Schedule II—Valuation and Qualifying Accounts,” for the years ended December 31, 2012 and 2011. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Savient Pharmaceuticals, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2012 and 2011.

/s/ KPMG LLP

Short Hills, New Jersey

April 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Savient Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2010 of Savient Pharmaceuticals, Inc. and subsidiaries. Our audit also included the financial statement schedule of Savient Pharmaceuticals, Inc. listed in Item 15(a) for the year ended December 31, 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Savient Pharmaceuticals, Inc and subsidiaries and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

New York, NY

March 1, 2011

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$50,332	$114,094
Short-term investments	45,949	55,694
Accounts receivable, net	4,341	4,737
Inventories, net	4,325	10,924
Prepaid expenses and other current assets	4,367	4,186

Total current assets	109,314	189,635

Property and equipment, net	2,050	833
Deferred financing costs, net	4,969	4,068
Restricted cash and other assets	2,873	2,580

Total assets	$119,206	$197,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,435	$7,046
Deferred revenues	580	414
Warrant liability	2,935	—
Accrued interest	3,150	4,643
Other current liabilities	21,516	17,962

Total current liabilities	31,616	30,065

Convertible notes, net of discount of $25,354 at December 31, 2012 and $54,542 at December 31, 2011	97,087	175,458
Senior secured notes, net of discount of $45,114 at December 31, 2012	125,827	—
Other liabilities	2,973	3
Stockholders’ Deficit:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 73,083,000 shares issued and outstanding at December 31, 2012 and 71,502,000 shares issued and outstanding at December 31, 2011	731	715
Additional paid-in-capital	397,191	408,463
Accumulated deficit	(535,915)	(417,603)
Accumulated other comprehensive (loss) income	(304)	15

Total stockholders’ deficit	(138,297)	(8,410)

Total liabilities and stockholders’ deficit	$119,206	$197,116

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product sales, net	$18,023	$9,565	$4,028

Cost and expenses:
Cost of goods sold	22,382	9,313	2,673
Research and development	26,238	24,790	32,358
Selling, general and administrative	88,501	90,898	24,981

	137,121	125,001	60,012

Operating loss	(119,098)	(115,436)	(55,984)
Investment income, net	164	150	116
Interest expense on debt	(23,892)	(16,357)	—
Gain on extinguishment of debt	21,800	—	—
Other income (expense), net	2,714	2,828	(17,250)

Loss before income taxes	(118,312)	(128,815)	(73,118)
Income tax benefit	—	(26,788)	(9)

Net loss	$(118,312)	$(102,027)	$(73,109)

Loss per common share:
Basic and diluted	$(1.67)	$(1.46)	$(1.08)

Weighted-average number of common shares:
Basic and diluted	70,819	70,117	67,435

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(118,312)	$(102,027)	$(73,109)
Other comprehensive (loss) income:
Unrealized loss on securities	—	(1)	(2)
Foreign currency translation, net	(319)	15	—

Other comprehensive (loss) income, net	(319)	14	(2)

Comprehensive loss	$(118,631)	$(102,013)	$(73,111)

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2009	66,933	$669	$305,994	$(242,467)	$3	$64,199
Net loss	—	—	—	(73,109)	—	(73,109)
Restricted stock grants	69	1	—	—	—	1
Amortization of restricted stock	—	—	4,374	—	—	4,374
Forfeiture of restricted stock grants	(6)	—	—	—	—	—
Shares repurchased and cancelled	(80)	(1)	(1,281)	—	—	(1,282)
Issuance of common stock	30	—	326	—	—	326
ESPP compensation expense	—	—	341	—	—	341
Stock option compensation expense	—	—	3,069	—	—	3,069
Warrant exercise	3,040	31	49,516	—	—	49,547
Exercise of stock options	273	3	1,800	—	—	1,803
Other comprehensive loss	—	—	—	—	(2)	(2)

Balance, December 31, 2010	70,259	$703	$364,139	$(315,576)	$1	$49,267
Net loss	—	—	—	(102,027)	—	(102,027)
Restricted stock grants	1,174	11	(11)	—	—	—
Amortization of restricted stock	—	—	3,317	—	—	3,317
Forfeiture of restricted stock grants	(119)	—	1	—	—	1
Issuance of common stock	155	1	631	—	—	632
ESPP compensation expense	—	—	795	—	—	795
Stock option compensation expense	—	—	3,788	—	—	3,788
Exercise of stock options	33	—	169	—	—	169
Convertible note conversion option, net of tax of $22,717	—	—	35,634	—	—	35,634
Other comprehensive income	—	—	—	—	14	14

Balance, December 31, 2011	71,502	$715	$408,463	$(417,603)	$15	$(8,410)
Net loss	—	—	—	(118,312)	—	(118,312)
Restricted stock grants	1,855	19	(19)	—	—	—
Amortization of restricted stock	—	—	1,980	—	—	1,980
Forfeiture of restricted stock grants	(764)	(8)	8	—	—	—
Issuance of common stock	490	5	497	—	—	502
ESPP compensation expense	—	—	923	—	—	923
Stock option compensation expense	—	—	4,029	—	—	4,029
Consideration for equity option component of extinguished convertible debt	—	—	(18,690)	—	—	(18,690)
Other comprehensive loss	—	—	—	—	(319)	(319)

Balance, December 31, 2012	73,083	$731	$397,191	$(535,915)	$(304)	$(138,297)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(118,312)	$(102,027)	$(73,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448	392	418
Accretion of debt discount	12,312	5,722	—
Gain on extinguishment of debt	(21,800)	—	—
Valuation change in warrant liability	(2,347)	—	16,807
Amortization of deferred financing costs	770	620	—
Stock compensation expense	6,932	7,900	7,784
Deferred income taxes	—	(22,717)	—
Other	(2)	—	—
Changes in:
Accounts receivable, net	396	(3,828)	(557)
Inventories, net	6,599	(7,784)	(2,555)
Recoverable income taxes	—	—	2,006
Prepaid expenses and other current assets	(6)	(1,079)	(1,013)
Other assets	(443)	4	11
Accounts payable	(3,611)	5,445	(6,314)
Accrued interest on debt	(1,493)	4,643	—
Other current liabilities	3,633	1,939	3,550
Deferred revenues	166	(14)	355
Other liabilities	2,013	(6,096)	190

Net cash used in operating activities	(114,745)	(116,880)	(52,427)

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	66,450	30,413	13,348
Purchases of held-to-maturity securities	(56,705)	(66,038)	(33,417)
Capital expenditures	(1,678)	(416)	(234)
Changes in restricted cash	150	(1,300)	—

Net cash provided by (used in) investing activities	8,217	(37,341)	(20,303)

Cash flows from financing activities:
Proceeds from issuance of debt	$42,647	$222,697	$—
Proceeds from issuance of common stock	502	803	2,130
Proceeds from warrant exercises	—	—	8,501
Repurchase and retirement of common stock	—	—	(1,282)

Net cash provided by financing activities	43,149	223,500	9,349
Effect of exchange rate changes	(383)	24	—

Net (decrease) increase in cash and cash equivalents	(63,762)	69,303	(63,381)
Cash and cash equivalents at beginning of period	114,094	44,791	108,172

Cash and cash equivalents at end of period	$50,332	$114,094	$44,791

Supplementary Information
Other information:
Income tax paid	$—	$—	$—

Interest paid	$12,330	$5,395	$79

Reclassification from warrant liability to APIC on exercise of warrants	$—	$—	$41,046

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Savient Pharmaceuticals, Inc., and its wholly-owned Subsidiaries (“Savient” or “the Company”), is a specialty biopharmaceutical company focused on commercializing KRYSTEXXA® (pegloticase) in and outside of the United States, including the European Union. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration (the “FDA”) on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when the Company commenced sales and shipments to its network of specialty and wholesale distributors. The Company completed a promotional launch of KRYSTEXXA in the United States during the first quarter of 2011 with its sales force commencing field promotion to health care providers on February 28, 2011. On January 7, 2013, the Company’s wholly owned subsidiary, Savient Pharma Ireland Ltd., announced that the European Commission granted a marketing authorization for KRYSTEXXA in the European Union (“EU”), for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated.

The Company also sells and distributes branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. The Company launched its authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to Oxandrin®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and the Company’s authorized generic version of oxandrolone. In response to the generic competition, the Company has scaled back its business activities and eliminated its sales force related to these products. As a result, Oxandrin has become a less significant product for the Company’s operating results. In addition, the Company’s contract agreement with its third-party manufacturer has expired and the Company no longer actively markets these products. The Company has and will continue to explore divestiture or out-license opportunities for these products.

Savient was founded in 1980 to develop, manufacture and market products through the application of genetic engineering and related biotechnologies.

The Company currently operates within one “Specialty Pharmaceutical” segment which includes sales of KRYSTEXXA, Oxandrin and oxandrolone, and the research and development activities of KRYSTEXXA. The Company conducts its administration, finance, business development, clinical development, sales, marketing, quality assurance and regulatory affairs activities primarily from its corporate headquarters in Bridgewater, New Jersey.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Savient Pharma Holdings, Inc., Savient Pharma Ireland Limited and Savient International Limited.

Reclassifications

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—continued

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

Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, which include cash on hand and money market funds with weighted-average maturities at the date of purchase of 90 days or less. The Company invests its excess cash in short-term investments primarily in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit with maturities of less than one year, in order to preserve principal.

Restricted cash

The Company’s restricted cash of $2.4 million and $2.6 million at December 31, 2012 and 2011, respectively, represents required security deposits in connection with the Company’s lease arrangements for its administrative offices.

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

Investments

The Company classifies investments as “available-for-sale securities,” “held-to-maturity securities” or “trading securities.” Investments that are purchased and held principally for the purpose of selling them in the near-term are classified as trading securities and marked to fair value through earnings. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments not classified as trading securities or held-to-maturity securities are considered to be available-for-sale securities. Changes in the fair value of available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity and are not reflected in the consolidated statements of operations until a sale transaction occurs or when declines in fair value are deemed to be other-than-temporary (“OTT”). The Company did not carry any available-for-sale securities at December 31, 2012 and 2011. The Company’s held-to-maturity securities presented in the Company’s consolidated balance sheets as short-term investments at December 31, 2012 and 2011, consist of certificates-of-deposit of $45.9 million and $55.7 million, respectively. The Company’s held-to-maturity securities had maturity dates of less than one year at December 31, 2012 and 2011. Cost is equal to estimated fair value. There were no sales of investments for the years ended December 31, 2012, 2011 and 2010.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—continued

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

Accounts receivable, net

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company generally does not require collateral from its customers when credit is extended. Accounts receivable are usually due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company assesses the need for an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to recovery of accounts written off. In general, the Company has experienced minimal collection issues with its large customers. At December 31, 2012 and 2011, the balance of the Company’s allowance for doubtful accounts was zero and $28,000, respectively.

Inventories, net

The Company states inventories at the lower of cost or market. Cost is determined based on actual cost. The Company reviews the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of expected demand, or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. These valuation adjustments are recorded based upon various factors for the Company’s products, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected product demand, the expected shelf life of the product and firm inventory purchase commitments.

Property and equipment, net of accumulated depreciation and amortization

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases, which are shorter than the useful lives. Maintenance and repairs are charged to operations as incurred, while expenditures for improvements which extend the life of an asset are capitalized.

Impairment of Long-Lived Assets

The Company assesses changes in economic, regulatory and legal conditions and makes assumptions regarding estimated future cash flows in evaluating the value of its property, plant and equipment. The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its long-lived

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—continued

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

Long-Term Obligations

The Company accounts for its senior secured notes due 2019 (the “2019 Notes”) and its 4.75% convertible notes due 2018 (the “2018 Convertible Notes”) in accordance with the guidance as set forth in FASB ASC 470, Debt and ASC 815 Derivatives and Hedging. On May 9, 2012, holders of the Company’s currently outstanding 2018 Convertible Notes exchanged approximately $108.0 million (principal amount) of such notes for Units, comprised of 2019 Notes, having a principal amount upon full accretion equivalent to the principal amount of the corresponding exchanged 2018 Convertible Notes, and warrants to purchase approximately 4.0 million shares of our common stock at an exercise price of $1.863 per share. Accordingly, the Company recorded a gain of $21.8 million upon the extinguishment of the 2018 Convertible Notes. The gain results from the carrying value of the 2018 Convertible Notes exceeding its fair value. The debt issuance costs related to the 2018 Convertible Notes that were exchanged in the amount of approximately $2.2 million are netted against the gain. The 2019 Notes were recorded at fair value and contain certain redemption features that are considered to be embedded derivatives under ASC 815 and require bifurcation from the host debt. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has separately accounted for the redemption features as embedded derivatives, which are measured at fair value and included as a component of other liabilities on the Company’s consolidated balance sheets. Changes in the fair value of the embedded derivatives are recognized in earnings. See Note 7 to the consolidated financial statements for further discussion of the Company’s 2019 Notes.

The debt and equity components of the Company’s 2018 Convertible Notes are bifurcated and accounted for separately based on the authoritative accounting guidance as set forth in ASC 470-20, Debt with Conversion and Other Options, as the 2018 Convertible Notes can be cash settled upon the occurrence of specific corporate events. The debt component of the 2018 Convertible Notes, which excludes the associated equity conversion feature, was recorded at fair value on the issuance date. The equity component, representing the difference between the amount allocated to the debt component and the proceeds received upon issuance of the 2018 Convertible Notes, is recorded in additional paid-in-capital in the consolidated balance sheets. The discounted carrying value of the 2018 Convertible Notes resulting from the bifurcation is subsequently accreted back to its principal amount through the recognition of non-cash interest expense. See Note 7 to the consolidated financial statements for further discussion of the Company’s 2018 Convertible Notes.

Debt Issuance Costs, net

Debt issuance costs are capitalized as incurred and amortized using the effective interest method over the expected life of the Company’s debt. The amortization of debt issuance costs is included in interest expense (see note 7). The unamortized debt issuance costs balance at December 31, 2012 and 2011 was $5.8 million and $4.8 million, respectively.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—continued

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

Oxandrin product sales are generally recognized when title to the product has transferred to customers in accordance with the terms of the sale. The Company ships its authorized generic, oxandrolone, to its distributor and accounts for these shipments on a consignment basis until product is sold into the retail market. The Company defers the recognition of revenue related to these shipments until it confirms that the product has been sold into the retail market and all other revenue recognition criteria have been met.

Gross to Net Sales Accruals.

The Company’s net product revenues represent gross product revenues less allowances for returns, Medicaid rebates, other government rebates and chargebacks, discounts, and distribution fees.

Allowance for Product returns

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

Allowances for Medicaid, other government rebates and other rebates

The Company’s contracts with Medicaid and other government agencies such as the Federal Supply System commit the Company to providing those agencies with its most favorable pricing. This ensures that the Company’s products remain eligible for purchase or reimbursement under these government-funded programs. Based upon the Company’s contracts and the most recent experience with respect to sales of KRYSTEXXA, Oxandrin and oxandrolone through each of these channels, the Company provides an allowance for rebates. The Company monitors the sales trends and adjusts the rebate percentages on a regular basis to reflect the most recent rebate experience.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—continued

Chargeback Accruals

Chargeback accruals are based on two types of transactions. The first type of chargeback accrual would be reflective of the difference between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Additionally, we record chargeback accruals relating to special distributors, to price protect doctors and infusion suites who administer in office infusions of KRYSTEXXA to Medicare patients, due to the delay in governmental reporting of KRYSTEXXA price increases which impacts reimbursement.

Sales Discount Accruals

Sales discount accruals are based on prompt pay incentive discounts extended to customers.

Distributor Fee Accruals

Distributor service fee accruals are based on contractual fees to be paid to Company’s wholesale distributors for services provided.

Free Goods

The Company records the cost of free goods relating to its Patient Assistance Program (“PAP”) in Cost of Goods Sold.

Research and Development

The Company’s research and development expense includes costs associated with the research and development of the Company’s KRYSTEXXA product prior to regulatory approval and regulatory authority-related post-marketing commitments for approved products (KRYSTEXXA post-approval).

Prior to the regulatory approval of KRYSTEXXA, manufacturing costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs were recorded as research and development and expensed as incurred as future use could not be determined, and there was uncertainty surrounding regulatory approval. Following regulatory approval of KRYSTEXXA by the FDA and European Commission, the Company capitalizes certain manufacturing costs as inventory.

Clinical trial costs have been another significant component of research and development expenses and all of the Company’s clinical studies are performed by third-party contract research organizations (“CROs”). The Company accrues costs for clinical studies performed by CROs that are milestone or event driven in nature and based on reports and invoices submitted by the CRO. These expenses are based on patient enrollment and include other costs relating to the administration of the clinical trials including s CRO services, clinical sites, investigators, testing facilities and patients for participating in the Company’s clinical trials.

Non-refundable advance payments for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—continued

Selling, General and Administrative

The Company’s selling, general and administrative expense primarily includes expenses associated with the commercialization of approved products (primarily KRYSTEXXA) and general and administrative costs to support the Company’s operations.

Share-based compensation

The Company has share-based compensation plans in place and records the associated stock-based compensation expense over the requisite service period. These share-based compensation plans and related compensation expense are discussed more fully in Note 11 to the consolidated financial statements.

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

Restricted stock and restricted stock units (“RSU’s”) that are service-based are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from three to four years in duration. Compensation cost for service-based restricted stock and RSU’s is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—continued

income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012, based on the net operating loss generated in 2012 and historical losses and the uncertainty of profitability in the near future, the Company concluded that it would maintain a full valuation allowance on its deferred tax assets net of deferred tax liabilities and those assets that are reserved by a liability for unrecognized tax benefits. The Company maintained a valuation allowance as of December 31, 2012 of $227.8 million. The increase in valuation allowance in 2012 compared to 2011 of $46.3 million is primarily due to an increase in net operating loss carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

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

Earnings (loss) per common share

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted loss per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options and non-vested restricted stock and restricted stock units. See Note 10 to the Company’s consolidated financial statements for further discussion of the Company’s earnings (loss) per common share.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. We place our cash and cash equivalents and short-term investments with high quality financial institutions, which limits the amount of credit exposure to any one institution. In addition, the Company’s cash balances held at any one institution are within the insured and guaranteed Federal Deposit Insurance Corporation (“FDIC”) limits. A portion of our cash is held outside the United States. As a result, we are subject to limited market risk associated with changes in foreign exchange rates. The cash maintained in foreign based commercial banks is insured by the governments where the foreign banking institutions are based and within insurable limits. At December 31, 2012 and 2011, cash held by our foreign subsidiary located in Ireland totaled approximately $1.0 million and $0.5 million, respectively. This cash is included in total cash and cash equivalents in our consolidated balance sheets. Consequently, it is not available for United States activities.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Organization and Summary of Significant Accounting Policies—continued

Generally, we do not require collateral from our customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered. Concentration of credit risk with respect to accounts receivable is discussed further in Note 15 to our consolidated financial statements.

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its Irish foreign subsidiary is the local currency which is the Euro. For financial reporting purposes, assets and liabilities denominated in foreign currencies are translated at current exchange rates and profit and loss accounts are translated at weighted-average exchange rates. Resulting translation gains and losses are included as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Gains or losses resulting from transactions entered into in other than the functional currency are recorded as foreign exchange gains and losses in the consolidated statements of operations.

Note 2—Recently Issued Accounting Pronouncements

The Company believes that there were no recently issued accounting standards that had or are expected to have a material impact on the Company’s results of operations, overall financial position, liquidity or cash flows.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value of Financial Instruments—continued

The following table presents the Company’s cash and cash equivalents, investments, embedded derivatives and warrant liability including the hierarchy for its financial instruments measured at fair value on a recurring basis at December 31, 2012 and 2011:

December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$14,221	$14,221	$14,221	$—	$—
Money market funds	36,111	36,111	36,111	—	—

Total cash and cash equivalents	50,332	50,332	50,332	—	—

Short-term investments:
Certificates of deposit	45,949	45,949	45,949	—	—

Restricted cash:
Certificates of deposit	2,430	2,430	2,430	—	—

Total	$98,711	$98,711	$98,711	$—	$—

Liabilities:
Embedded derivatives:
Debt redemption features	$848	$848	$—	$—	$848
Warrant liability	2,935	2,935	—	—	2,935

Total	$3,783	$3,783	$—	$—	$3,783

December 31, 2011	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$8,680	$8,680	$8,680	$—	$—
Money market funds	105,414	105,414	105,414	—	—

Total cash and cash equivalents	114,094	114,094	114,094	—	—

Short-term investments:
Certificates of deposit	55,694	55,694	55,694	—	—

Restricted cash:
Certificates of deposit	2,580	2,580	2,580	—	—

Total	$172,368	$172,368	$172,368	$—	$—

There were no transfers between levels in the fair value hierarchy during any of the periods presented herein.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value of Financial Instruments—continued

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

	Warrant Liability	Debt Redemption Features
	(In thousands)
Level 3
Balance at December 31, 2011	$—	$—
Valuation on May 9, 2012 (date of debt exchange transaction, see Note 7)	5,282	948
Unrealized gain	2,347	100

Balance at December 31, 2012	$2,935	$848

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

In accordance with FASB ASC 815, Derivatives and Hedging, the Company has separately accounted for certain contingent debt features of its senior secured 2019 Notes, as described more fully in Note 7, as embedded derivative instruments, which are measured at fair value. Changes in the fair value of these embedded derivatives are recognized in earnings. Key inputs into the valuation model are interest rate volatility, risk-free interest rates, bond yields, credit spreads and certain probabilities determined by management.

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

At December 31, 2012, $170.9 million in principal amount of the 2019 Notes remained outstanding, which had a carrying value of $125.8 million and a fair value of $118.2 million.

At December 31, 2012, $122.4 million in principal amount of the 2018 Convertible Notes remained outstanding, which had a carrying value of $97.1 million and a fair value of $22.0 million. At December 31, 2011, $230.0 million principal amount of the 2018 Convertible Notes was outstanding, which had a carrying value of $175.5 million and a fair value of $116.4 million. The fair value of the 2018 Convertible Notes at December 31, 2012 and December 31, 2011 was based upon the quoted market prices (Level 1) at December 31, 2012 and December 30, 2011, respectively, which was the last trading day of the each respective period ended.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value of Financial Instruments—continued

See Note 7 to the Company’s Consolidated Financial Statements for further discussion of the 2018 Convertible Notes, and the 2019 Notes and the exchange agreement.

Note 4—Inventories, Net

At December 31, 2012 and 2011, the Company’s inventories at cost, net of reserves, were as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Raw materials	$2,949	$3,146
Work in progress	7,331	10,828
Finished goods	1,282	1,621

Inventory at cost	11,562	15,595
Inventory reserves	(7,237)	(4,671)

Total	$4,325	$10,924

Note 5—Property and Equipment, Net

At December 31, 2012 and 2011, the Company’s property and equipment, net of accumulated depreciation and amortization was as follows:

	December 31,
	2012	2011
	(In thousands)
Office equipment	$3,071	$3,044
Office equipment—capital leases	231	332
Leasehold improvements	3,015	1,546

	6,317	4,922
Accumulated depreciation and amortization	(4,267)	(4,089)

Total	$2,050	$833

Depreciation and amortization expense was $0.4 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Other Current Liabilities

The components of other current liabilities at December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Salaries, bonuses and related expenses	$6,260	$4,086
Reserve for inventory purchase and other contractual commitments	5,174	345
Accrued royalties	1,634	1,783
Selling and marketing expense accruals	1,447	721
Returned product liability	1,139	1,087
Manufacturing and technology transfer services	839	2,577
Legal and professional fees	720	2,776
Severance	683	1,006
Allowance for product returns	525	852
Allowance for product rebates & other chargebacks	239	339
Other	2,856	2,390

Total	$21,516	$17,962

Note 7—Long-Term Obligations

The Company’s Long-term obligations consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Senior secured notes due 2019 (2019 Notes)	$125,827	$—
4.75% convertible notes due 2018 (2018 Convertible Notes)	97,087	175,458
Capital leases	233	38

	223,147	175,496
Less-current portion of capital leases	60	35

Total	$223,087	$175,461

2019 Notes

In February 2011, the Company issued 2018 Convertible Notes at par value of $230.0 million that become due on February 1, 2018. The Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. On May 9, 2012, the Company issued its 2019 Notes and warrants (as discussed below) in exchange for a portion of the existing 2018 Convertible Notes and $42.6 million in net cash, after debt financing costs. Certain holders exchanged their 2018 Convertible Notes, having an outstanding principal amount of $107.6 million, for units (the “Units”), comprised of the 2019 Notes, having a principal amount at maturity of $107.9 million and warrants to purchase 4.0 million shares of the Company’s common stock at an exercise price of $1.863 per share. A Unit consists of $1,000 principal amount of the 2019 Notes and Warrants to purchase 23.4 shares of common stock. The 2019 Notes are senior to the 2018 Convertible Notes.

The Units and the 2019 Notes and Warrants comprising the Units were issued by the Company without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to qualified institutional buyers and accredited investors. The Units,

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Long-Term Obligations—continued

2019 Notes and Warrants have not been registered under the Securities Act or any state or other securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The 2019 Notes and the Warrants comprising the Units became separable 180 days after the date of issuance. The 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter.

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

The indenture governing the 2019 Notes, or the 2019 Indenture, contains certain agreements and restrictions, including, but not limited to: (i) restrictions on the Company’s ability to pay dividends, repurchase the Company’s stock, make early payments on indebtedness that is junior to the 2019 Notes, and make certain investments; (ii) an obligation for the Company to repurchase the 2019 Notes at 101% of the aggregate principal amount, at the option of the Holders, in the event of certain asset sales, change-in-control and other fundamental change events described in the 2019 Indenture; and (iii) restrictions on the Company’s ability to incur additional debt and liens.

The 2019 Notes are secured by substantially all of the assets of the Company and by the assets and securities of certain of the Company’s subsidiaries pursuant to a pledge and security agreement dated as of May 9, 2012 subject to certain exclusions described in the Indenture and Pledge and Security Agreement.

Accounting for the 2019 Notes

The Company has accounted for the 2019 Notes in accordance with the guidance as set forth in FASB ASC 470, Debt and ASC 815 Derivatives and Hedging. Accordingly, the Company recorded a gain of $21.8 million upon the extinguishment of the exchanged 2018 Convertible Notes for Units. The gain results from the carrying value of the 2018 Convertible Notes exceeding its fair value. The debt issuance costs related to the 2018 Convertible Notes that were exchanged in the amount of approximately $2.2 million are netted against the gain. In addition, the recording of the gain on extinguishment of debt resulted in a $13.4 million decrease to additional-paid-in-capital. The 2019 Notes were recorded at fair value. The 2019 Notes contain certain redemption features, noted below, that are considered to be embedded derivatives under ASC 815 and require bifurcation from the host debt.

Equity Offering Redemption Right. At any time prior to May 9, 2015, the Company may, at its option, redeem up to 35% of the aggregate principal amount of 2019 Notes at redemption price equal to the equity offering redemption price of such 2019 Notes, as defined in the 2019 Indenture, plus accrued and unpaid interest

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Long-Term Obligations—continued

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

2018 Convertible Notes

The 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. At December 31 2012, the 2018 Convertible Notes may be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of 2018 Convertible Notes. The Company may not redeem the 2018 Convertible Notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or portion of the 2018 Convertible Notes at a redemption price equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest. This conversion rate will be adjusted if the Company makes specified types of distributions or enters into certain transactions with respect to the Company’s common stock. The 2018 Convertible Notes are unsecured and subordinate to the 2019 Notes.

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after June 30, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2018 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2018 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. At December 31, 2012, the 2018 Convertible Notes were not convertible. The remaining outstanding principal balance at December 31, 2012 was $122.4 million with a remaining discount of $25.3 million for a net balance at December 31, 2012 of $97.1 million.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Long-Term Obligations—continued

The principal balance, unamortized discount and net carrying amount of the 2019 Notes and 2018 Convertible Notes at December 31, 2012 are as follows:

	Liability Component (In thousands)
	Principal Balance	Unamortized Discount	Net Carrying Amount
Senior secured notes due 2019	$170,941	$45,114	$125,827
4.75% convertible notes due 2018	122,441	25,354	97,087

	$293,382	$70,468	$222,914

Total interest expense under the Company’s long-term debt obligations is as follows:

Total Interest Expense	2012	2011	2010
	(In thousands)
Accretion of debt discount	$12,312	$5,722	$—
Amortization of debt issue costs	770	620	—

Non-cash interest expense	13,082	6,342	—
Coupon interest	10,810	10,015	—

Total Interest Expense	$23,892	$16,357	$—

Note 8—Commitments and Contingencies

Commitments

In July 2012, the Company implemented a plan of reorganization pursuant to which it intends to reduce annual operating expenses by reducing non-workforce related operating expenses across all functional areas and by reducing its salary, bonus and benefit related operating costs. Severance costs related to this reorganization plan were approximately $0.7 million and substantially paid by December 31, 2012.

The Company has committed to cash retention payments to certain key employees during 2013. The Company’s potential commitment, if all recipients are employed at the time of payment, would be approximately $1.1 million during the second quarter of 2013.

On January 23, 2012, the Company entered into a lease agreement for office space consisting of approximately 48,000 rentable square feet in Bridgewater, NJ, for the Company’s principal offices and corporate headquarters. The Company relocated all of its operations to the new facility in September 2012. The term of the lease is 123 months, and the Company has rights to extend the term for two additional five-year terms at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the 123-month term of the new lease is approximately $15.2 million. The Company has arranged for a bank to provide the landlord a letter of credit of $1.6 million, to secure the Company’s obligations under the lease.

The lease agreement includes fixed escalations of minimum annual lease payments and accordingly, the Company records rent expense on a straight-line basis over the lease-term. Additionally, in connection with the lease, the property owner provided a lease inducement to the Company in the form of a $2.0 million tenant improvement allowance. The leasehold improvement asset and the lease incentive liability are being amortized on a straight-line basis over the term of the lease to depreciation expense and as an offset to rent expense, respectively.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Commitments and Contingencies—continued

The Company’s former corporate headquarters are located in East Brunswick, New Jersey, where it currently leases approximately 53,000 square feet of office space. The lease has a base average annual rental expense of approximately $1.9 million and expires in March 2013.

The Company’s future annual minimum lease payments, which include payments related to the Company’s former corporate headquarters located in East Brunswick, New Jersey, that will expire in March of 2013, for each of the following calendar years are as follows:

December 31, 2012	(In thousands)
2013	1,855
2014	1,408
2015	1,431
2016	1,456
2017	1,480
Thereafter	7,228

Total minimum payments	$14,858

Rent expense charged to operations was approximately $2.6 million, $2.0 million, and $1.9 million for each of the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense is presented within research and development and selling, general and administrative expense in the consolidated statements of operations.

At December 31, 2012, the Company had employment agreements with eight senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $3.1 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal. In addition, in order to secure the retention of the Company’s executives and prevent any disruption to the strategic development of the Company, the Company granted executive cash and stock retention awards which vest as to 50% of the award on specific dates over a two-year period to these executives. The Company’s potential commitment, if all of the executives are employed at the time of vesting, is $0.8 million during the first quarter of 2013 and would be $0.8 million during the first quarter of 2014. In addition, the Company recorded approximately $0.8 million related to the stock retention awards during 2012. The expense related to these awards is expected to be approximately $0.9 million in 2013. The expense represents the grant date fair value of the awards as computed in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC), Topic 718, Stock-Based Compensation . The assumptions used in the calculations of these amounts are included in footnote 11.

In 2007, the Company entered into commercial supply and development agreements with Bio-Technology General (Israel) Ltd, (“BTG”), pursuant to which BTG serves as the manufacturer and commercial supplier of the pegloticase drug substance for KRYSTEXXA and provides development, manufacturing and other services in relation to the product. Under the agreements, BTG also provided support with respect to the Company’s biologics license application (“BLA”) for KRYSTEXXA. Pursuant to its terms, the development agreement automatically expired upon the FDA’s approval for marketing of KRYSTEXXA in the United States. Under the commercial supply agreement with BTG, as amended, BTG is obligated to manufacture the Company’s firmly forecasted commercial supply of KRYSTEXXA and the Company is obligated to purchase from BTG at least

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Commitments and Contingencies—continued

80% of its worldwide requirements of pegloticase drug substance. However, if BTG produces specified numbers of failed batches of pegloticase drug substance within one or more calendar quarters, then the Company may purchase all of its KRYSTEXXA requirements from other suppliers until BTG demonstrates to the Company’s reasonable satisfaction that it has remedied its supply failure. In addition, if the Company’s product forecasts are reasonably anticipated to exceed BTG’s processing capacity, then the Company may purchase from other suppliers the KRYSTEXXA requirements that exceed BTG’s capacity. The Company is obligated to provide BTG with a rolling forecast on a monthly basis setting forth the total quantity of pegloticase drug substance it expects to require for commercial supply in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. Beginning in December 2015, which is the seventh anniversary of BTG’s first delivery of pegloticase drug substance under the commercial supply agreement, either the Company or BTG may provide three years advance notice to terminate the commercial supply agreement, effective not earlier than December 2018. The commercial supply agreement may also be terminated in the event of insolvency or uncured material breach by either party. Based on the current rolling forecast, the Company does not have a minimum purchase commitment at December 31, 2012.

In 2007, the Company entered into a services agreement with Fujifilm Diosynth Biotechnologies USA LLC (“Fujifilm”), pursuant to which Fujifilm is preparing to serve as the Company’s secondary source supplier in the United States of pegloticase drug substance for KRYSTEXXA. Under the agreement, the Company is obligated to make specified milestone payments related to the technology transfer, and subsequent performance, of the manufacturing and supply process, which was initiated in August 2007 with BTG’s cooperation. In November 2009, the Company entered into a revised services agreement with Fujifilm, pursuant to which the Company delayed the 2009 conformance batch production campaign until 2010. During the first quarter of 2010, the conformance batch production campaign at Fujifilm commenced. As a result of batch failures at Fujifilm based on one manufacturing specification, the 2010 conformance batch production campaign was terminated in December 2010. The Company and Fujifilm renegotiated the agreement in June 2011. Either the Company or Fujifilm may terminate the services agreement in the event of an uncured material breach by the other party. In addition, the Company may terminate the agreement at any time upon 45 days advance notice. If the Company terminates the agreement other than for Fujifilm’s breach, or if Fujifilm terminates the agreement for our breach, the Company must pay Fujifilm a termination fee based on the value of the remaining unbilled activities under the agreement. Either party may also terminate the agreement within 30 days after any written notice from Fujifilm that, in its reasonable judgment and based on a change in the assumptions or objectives for the project, it cannot continue to perform its obligations without a change in the scope, price or payment schedule for the project. We are continuing our re-evaluation of whether to continue our efforts to validate Fujifilm Diosynth Biotechnologies USA LLC, or Fujifilm, as a potential secondary source supplier of the pegloticase drug substance used in the manufacture of KRYSTEXXA.

In 2007, the Company entered into a supply agreement with NOF Corporation of Japan (“NOF”), pursuant to which NOF serves as the Company’s exclusive supplier of mPEG-NPC, which is used in the PEGylation process to produce the pegloticase drug substance for KRYSTEXXA. The Company must purchase its entire supply of mPEG-NPC from NOF unless NOF fails to supply at least 75% of the Company’s firm orders, in which case the Company may obtain mPEG-NPC from a third party until NOF’s supply failure is remedied to the Company’s reasonable satisfaction. Under the agreement, the Company is obligated to make specified minimum purchases of mPEG-NPC from NOF. The Company must provide NOF with a rolling forecast on a quarterly basis setting forth the total quantity of mPEG-NPC that it expects to require in the following 18 months. The first six months of each forecast represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 12 months within specified limits. For any given year, upon three months

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Commitments and Contingencies—continued

advance notice, the Company may terminate its minimum purchase obligation for the entire year or the remainder of that year by paying NOF 50% of the minimum purchase obligation for that year or the remainder of that year. NOF is obligated under the supply agreement to use commercially reasonable efforts to submit a Type II Drug Master File, or its equivalent, to the appropriate regulatory agency in one country outside of the United States or in the EU. The Company’s agreement with NOF has an initial term ending in May 2017 and may be extended for an additional 10 years by mutual agreement of the parties at least 12 months before the expiration of the initial term. Prior to the expiration of the term, either the Company or NOF may terminate the agreement for convenience upon 24 months advance notice. Either the Company or NOF may terminate the agreement in the event of the other party’s insolvency or uncured material breach. In the event that NOF terminates the agreement for convenience or if the Company terminates the agreement for NOF’s breach or bankruptcy, the Company may require NOF to continue to supply mPEG-NPC for up to two years following the termination date. If the Company terminates the agreement for convenience or if NOF terminates the agreement for the Company’s breach, the Company must pay NOF 50% of the minimum purchase obligation for the period from the termination date until the date on which the agreement would have expired. In January 2013, the Company re-negotiated its supply agreement with NOF. Pursuant to the amended agreement, the Company prepaid its 50% minimum purchase obligation for 2013 in January 2013 and in return, its 2014 minimum purchase obligation was forgiven by NOF. The Company’s minimum purchase obligation with NOF through 2017 is approximately $4.8 million and is fully accrued as of December 31, 2012.

In 2008, the Company entered into a non-exclusive commercial supply agreement with Sigma-Tau PharmaSource, Inc. (“Sigma-Tau”) (formerly known as Enzon Pharmaceuticals, Inc., which was acquired by Sigma-Tau in January 2010). Under the terms of the commercial supply agreement, Sigma-Tau has agreed to fill, label, package, test and provide specified product support services for the final KRYSTEXXA product. In return, the Company agreed that once KRYSTEXXA received FDA marketing approval, the Company would purchase product support services from Sigma-Tau. These purchase obligations are based on a rolling forecast that the Company has agreed to provide to Sigma-Tau on a quarterly basis setting forth the total amount of final product that it expects to require in the following 24 months. The first six months of each forecast will represent a rolling firm irrevocable order, and the Company may only increase or decrease its forecast for the next 18 months within specified limits. If the Company cancels batches subject to a firm order, it must pay Sigma-Tau a fee. Under the agreement, the Company is also obligated to pay Sigma-Tau a rolling, non-refundable capacity reservation fee, which may be credited against the fees for Sigma-Tau’s production of the final product. Either the Company or Sigma-Tau may terminate the agreement upon 24 months advance notice given 30 days before each year’s anniversary date of the agreement. If the Company terminates the agreement, it would be obligated to pay Sigma-Tau a fee based on the previously submitted rolling forecasts. Either the Company or Sigma-Tau may also terminate the agreement in the event of insolvency or uncured material default in performance by either party. Based on the current rolling forecast, the Company does not have a minimum purchase commitment at December 31, 2012.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Commitments and Contingencies—continued

The agreement requires the Company to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter by us. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. In addition, and pursuant to the agreement, the Company is required to make potential separate milestone payments to MVP and Duke if the Company successfully commercializes KRYSTEXXA and attains specified KRYSTEXXA sales targets. The Company also achieved the final sales-based milestone in 2012, which required the Company to pay MVP and Duke $1.0 million in the first quarter of 2013. Also under the agreement, for sales made by sub-licensees and not by the Company, the Company is required to pay royalties of 20% on any revenues or other consideration we receive from sub-licensees during any quarter. The Company records the royalty and sales-based milestone payments pursuant to the MVP and Duke agreement as a component of cost of goods sold in its consolidated statements of operations.

The Company previously received financial support of research and development from the Office of the Chief Scientist of the State of Israel (“OCS”), and the Israel-United States Bi-national Industrial Research and Development Foundation (“BIRD”), of approximately $2.6 million for the development of KRYSTEXXA. In addition, under the Israeli Law of Encouragement of Research and Development in Industry, as amended, as a result of the funding received from OCS, if the Company does not manufacture 100% of its annual worldwide bulk product requirements in Israel, the Company may be subject to total payments, based upon the percentage of manufacturing that does not occur in Israel. As of December 31, 2012 the Company’s $0.6 million obligation to BIRD has been met and therefore, the Company will not be required to make any future royalty payments to BIRD.

Contingencies

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of our 2018 Convertible Notes, Tang Capital Partners, LP, against the Company and certain of its current directors and three former directors in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against the Company and its current and former directors and also to add additional note-holders as plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against the Company relating to an alleged event of default under the 2018 Indenture. As with the April 30 and May 21 complaints, the June 29 complaint also alleges, among other things, that the Company is insolvent, and seeks the appointment of a receiver. The Company filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the note-holders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under the Company’s convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a memorandum opinion granting both of the Company’s motions. Specifically, the Court determined that the note-holders do not have standing to bring an action to appoint a receiver for the Company and that an event of default has not occurred under the Company’s convertible notes. The Company has moved to dismiss the remaining claims in the June 29 complaint, but that motion has not yet been decided. On June 8, 2012, the Company filed a cross-complaint against Tang Capital, which was subsequently amended on August 31, 2012. The amended complaint alleges a claim for breach of a non-disclosure agreement between the Company and Tang and for tortious interference with the Company’s business and contractual relations. The Company’s amended complaint remains outstanding.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in significant expenditure of the Company’s financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition, liquidity or cash flows.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Stockholders’ Equity

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

The Company determines the fair value of its warrant liability based on the Black-Sholes pricing model. Historical information is the primary basis for the selection of the expected volatility. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the warrants. The expected term is derived from the remaining contractual term of the warrant. At the date of the transaction, the Company recorded the warrant liability at its fair value of $5.3 million with a corresponding decrease to additional-paid-in capital. At December 31, 2012 the fair value of the warrant liability was $2.9 million. For the year ended December 31 2012, the Company recorded an unrealized gain of $2.3 million, within other income (expense), net in its consolidated statement of operations to reflect a decrease in the fair value of the warrants.

In February 2011, the Company issued $230 million principal amount of the 2018 Convertible Notes at par that becomes due on February 1, 2018. As part of the accounting for the 2018 Convertible Notes, the Company bifurcated the conversion feature and recorded $35.6 million to additional paid-in-capital, net of a deferred tax liability of $22.7 million and equity issuance costs of $1.9 million. See Note 7 to the consolidated financial statements for further discussion of the 2018 Convertible Notes.

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

The warrants were exercisable at any time on or after the date of issuance and expired on November 2, 2010. Pursuant to the terms of the warrants, the exercise price per share for the warrants was $10.46, which was equal to the dollar volume weighted-average price of the Company’s common stock for the five trading days immediately preceding August 17, 2009. The Company could, at its or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise.

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

The Company’s warrant liability was marked-to-market each reporting period with the change in fair value recorded as a gain or loss within other income (expense), net until the warrants were exercised, expire or other

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Stockholders’ Equity—continued

facts and circumstances led the warrant liability to be reclassified as an equity instrument. The fair value of the warrant liability was determined at each reporting period by utilizing a Monte Carlo simulation model. At the date of the transaction, April 8, 2009, the fair value of the warrant liability was $12.6 million.

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

Stockholder Rights Plan

On August 6, 2012, the Company’s Board of Directors adopted a stockholder rights plan, which authorized and declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock, $0.01 par value per share, to stockholders of record at the close of business on August 17, 2012. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of a Series A Junior Participating Preferred Stock, $0.01 par value per share, at a purchase price of $2.50, subject to adjustment. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors and could, therefore, have the effect of delaying or preventing change in control of the Company. The Rights will not be exercisable until a specified Distribution Date and will expire upon the earlier of (i) the close of business on August 6, 2015 or (ii) the close of business on August 6, 2013 if shareholder approval of the Rights Plan has not been obtained as of the close of business on such date, unless earlier redeemed or exchanged. No rights have been exercised as of December 31, 2012.

Note 10—Earnings (Loss) per Common Share

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

At December 31, 2012, 2011and 2010, all in-the-money stock options and unvested restricted stock amounting to 2.6 million, 1.1 million and 2.7 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. In addition, at December 31, 2012 warrants to purchase an aggregate of 4.0 million shares of the Company’s Common Stock at an exercise price equal to $1.863 per share in connection with the debt exchange transaction between the Company and certain holders of its 2018 Convertible Notes, described more fully in Note 7, were excluded from the computation of diluted earnings (loss) per share as their effect

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Earnings (Loss) per Common Share—continued

would have been anti-dilutive, since the Company reported a net loss for the period. At December 31, 2012 and 2011, approximately 9.3 million and 19.9 million shares, respectively, related to the Company’s 2018 Convertible Notes, calculated “as if” the 2018 Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period.

Note 11—Share-Based Compensation

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

In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 2,461,620 shares remain available for issuance pursuant to future grants at December 31, 2012.

Total compensation cost that has been charged against operations related to the above plans was $6.9 million, $7.9 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The vesting of restricted stock during the year ended December 31, 2012 generated an income tax deduction of approximately $0.6 million. The Company does not recognize a tax benefit with respect to an excess stock compensation deduction until the deduction actually reduces the Company’s income tax liability. At such time, the Company utilizes the net operating losses generated by excess stock-based compensation to reduce its income tax payable and the tax benefit is recorded as an increase in additional paid-in-capital. No income tax benefit was recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2012, 2011 and 2010.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Share-Based Compensation—continued

The following table summarizes stock-based compensation related to the above plans by expense category for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Research and development	$1,383	$1,607	$3,339
Selling, general and administrative	5,549	6,293	4,445

Total non-cash compensation expense related to share-based compensation included in operating expenses	$6,932	$7,900	$7,784

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

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2012, 2011 and 2010, are as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average volatility	96%	88%	80%
Weighted-average risk-free interest rate	0.9%	2.1%	2.3%
Weighted-average expected term in years	5.5	4.4	6.5
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$1.31	$5.05	$8.52

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

The Company did not issue any shares of common stock upon the exercise of stock options for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, the Company issued 33,000 shares and 273,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $0.2 million and $1.8 million, respectively. For the year ended December 31, 2012, the Company realized no tax benefit from the exercise of stock options. For the years ended December 31,

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Share-Based Compensation—continued

2012, 2011 and 2010, approximately $4.0 million, $3.2 million, and $2.3 million, respectively, of stock option compensation cost has been charged against operations. As of December 31, 2012, there was $3.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a remaining weighted-average period of approximately 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company’s stock options at December 31, 2012 and 2011, and changes during the year ended December 31, 2012, are presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2011	3,648	$7.98	7.81	$—
Granted	1,806	1.75	—	—
Exercised	—	—	—	—
Cancelled	(1,427)	8.22	—	—

Outstanding at December 31, 2012	4,027	$5.16	7.76	$208

Exercisable at December 31, 2012	2,047	$6.10	6.58	$88

The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock. There were no exercises of stock options for the year ended December 31, 2012. The total intrinsic value of options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was approximately $0.1 million and $2.3 million, for the years ended December 31, 2011 and 2010, respectively. The closing price per share of the Company’s common stock was $1.05, $2.23, and $11.14 on December 31, 2012, 2011 and 2010, respectively.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Share-Based Compensation—continued

The weighted-average key assumptions used in determining the fair value of performance options granted for the years ended December 31, 2012, 2011 and 2010, are as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-average volatility	97%	88%	80%
Weighted-average risk-free interest rate	0.7%	2.6%	2.0%
Weighted-average expected life in years	5.0	6.6	6.3
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$0.62	$7.43	$8.43

There were no exercises of performance options for the years ended December 31, 2012, 2011 and 2010. For the years ended December 31, 2012, 2011 and 2010, approximately $21,000, $0.6 million and $0.8 million, respectively, of performance option compensation cost has been charged against operations. Performance option compensation cost for the year ended December 31, 2012 includes approximately $0.5 million of income as a result of the reversal of previous recorded compensation expense for performance targets that were not achieved. At December 31, 2012, approximately 953,000 potential performance option shares remain unvested, which could result in approximately $0.9 million of additional compensation expense if the performance targets are met or expected to be attained.

The Company’s performance options at December 31, 2012 and 2011, and changes during the year ended December 31, 2012, are presented below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2011	440	$9.75	9.07	$—
Granted	830	2.07	—	—
Exercised	—	—	—	—
Cancelled	(317)	7.75	—	—

Outstanding at December 31, 2012	953	$3.73	9.30	$74

Exercisable at December 31, 2012	40	$13.81	6.91	$—

Restricted Stock and Restricted Stock units

The Company grants restricted stock and RSU’s to its employees and Directors. Restricted stock and RSU’s are recorded as deferred compensation and charged against income on a straight-line basis over the vesting period, which ranges from one to four years in duration. Restricted stock and RSU’s to Directors are granted on a yearly basis and represent compensation for services performed on the Company’s Board of Directors. Restricted stock awards to Directors vest in equal quarterly installments over a one-year period from the grant date and RSU awards vest after one-year and thirty-one days. Compensation cost for restricted stock and RSU’s is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Share-Based Compensation—continued

The Company’s non-vested restricted stock, including RSU’s, at December 31, 2012 and 2011, and changes during the year ended December 31, 2012, are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2011	811	$8.75
Granted	1,854	1.83
Vested	(371)	6.68
Forfeited	(464)	6.45

Unvested at December 31, 2012	1,830	$2.74

For the years ended December 31, 2012, 2011 and 2010, the Company granted 1,854,000 shares, 856,000 shares and 43,000 shares, respectively, of restricted stock, including RSU’s, at a weighted-average grant date fair value of $1.83 per share, $8.35 per share and $11.72 per share, respectively, amounting to $3.4 million, $7.1 million and $0.5 million in total aggregate fair value, respectively. For the years ended December 31, 2012, 2011 and 2010, approximately $2.6 million, $2.6 million, and $2.1 million, respectively, of deferred restricted stock compensation cost has been charged against operations. At December 31, 2012, approximately 1,830,000 shares remained unvested and there was approximately $3.4 million of unrecognized compensation cost related to restricted stock.

The total fair value of restricted stock and RSU’s vested during the years ended December 31, 2012, 2011 and 2010, was $0.5 million, $1.6 million, and $2.8 million, respectively.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 1998 ESPP, the Company will grant rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP is considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. For the years ended December 31, 2012, 2011 and 2010 the Company granted rights to employees to purchase 491,195, 155,097 and 29,738 shares of the Company’s common stock, respectively, and recorded approximately $0.9 million, $0.8 million, and $0.3 million, of compensation expense, respectively, related to participation in the 1998 ESPP.

Additional Paid-In-Capital Excess Tax Benefit Pool

Excess tax benefits are used to create an additional paid-in-capital pool and any tax deficiencies are used to offset the pool, if available, or recorded as an additional charge to tax expense during the year. At December 31, 2012, the additional paid-in-capital excess tax benefit pool available to absorb future tax deficiencies was approximately $1.9 million.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Employee Benefits

401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan. During 2012, the 401(k) plan permitted employees who meet age and service requirements to contribute up to $17,000 of their total compensation on a pretax basis, which was 50% Company matched. The Company’s contribution to the plan amounted to approximately $1.1 million, $1.1 million, and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 13—Other Income (expense), Net

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Unrealized gain (loss) on change in valuation of warrant liability	$2,347	$—	$(16,807)
Change in valuation of embedded derivatives	100	—	—
Reversal of interest expense and penalties on unrecognized tax liability settled	—	1,989	—
Reversal of accrued interest and penalty on state use tax audit	—	771	—
Foreign currency transactions	64	(9)	—
Other non-operating income (expenses)	203	77	(443)

Total other Income (expense), net	$2,714	$2,828	$(17,250)

Note 14—Income Taxes

The domestic and international components of loss before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Loss before income taxes
U.S.	$(109,467)	$(127,969)	$(73,118)
Foreign	(8,845)	(846)	—

Loss before income taxes	$(118,312)	$(128,815)	$(73,118)

The components of current and deferred income tax benefit from operations are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current
Federal	$—	$—	$—
State	—	(4,071)	(9)
Foreign	—	—	—

Total current benefit	$—	$(4,071)	$(9)

Deferred
Federal	—	(20,423)	—
State	—	(2,294)	—
Foreign	—	—	—

Total deferred benefit	—	(22,717)	—

Total income tax benefit	$—	$(26,788)	$(9)

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Income Taxes—continued

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

The components of deferred income tax assets/liabilities are as follows:

	Year Ended December 31,
	2012		2011
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Net operating loss carryforward	$122,785	$—	$106,288	$—
Research and experimental credits	44,009	—	44,765	—
State NOL carryforward	37,582	—	36,203	—
Foreign NOL carryforward	1,211	—	106	—
Stock-based compensation	5,677	—	5,155	—
Foreign tax credits	4,026	—	4,026	—
Inventories	8,431	—	2,895	—
Accrued amounts	2,376	—	494	—
Capital loss carryforwards	232	—	232	—
Other tax credits	838	—	838	—
Other	1,169	—	939	—
Prepaids	—	(48)	—	(29)
Convertible Notes	—	(467)	—	(20,391)

	$228,336	$(515)	$201,941	$(20,420)
Valuation allowance	(227,821)	—	(181,521)	—

Total deferred income tax assets/(liabilities)	515	(515)	20,420	(20,420)

Net deferred income tax asset	$—		$—

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Income Taxes—continued

Reconciliation of income taxes between the Company’s effective tax rate on loss before income taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income tax at US statutory rate	$(41,409)	$(45,085)	$(25,591)
State and local income taxes (net of federal benefit)	(3,821)	(5,571)	(4,285)
Non-deductible expenses	4,856	1,209	6,731
Research and experimental credits	—	—	(3,258)
Foreign rate differential	1,990	190	—
Benefit for unrecognized tax benefits	—	(4,071)	(9)
Change in valuation allowance	38,384	27,268	26,403
Other	—	(728)	—

Income tax benefit	$—	$(26,788)	$(9)

In 2012, the Company generated a net operating loss for federal and state income tax purposes and recorded a valuation allowance and no income tax benefit. The benefit in 2011 was partially the result of a reduction in liabilities for unrecognized tax benefits of $3.6 million, which was considered effectively settled due to the completion of a state tax audit in the first quarter 2011 and $0.5 million for other related state matters. The remaining $22.7 million income tax benefit was the result of the recognition of a deferred tax asset up to the deferred tax liability associated with the issuance of the 2018 Convertible Notes.

The Company generated a net operating loss (“NOL”) for tax purposes of approximately $44.1 million for the year ended December 31, 2012. The NOL is lower than the Company’s GAAP net loss of $118.3 million as a result of permanent and temporary differences between book and tax recognition of income and deductions for expenses. These book and tax differences include the deferral of tax deductions until future years relating to original issue discount and other interest expense, stock based compensation expense, inventory obsolescence charges and the accrual of purchase commitment liabilities. Additionally, the Company recognized taxable income in excess of book income relating to the cancellation of debt from our May 2012 debt exchange financing transaction. As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $350.8 million and combined state operating loss carryforward of approximately $404.5 million.

During the 2012 tax year, the Company completed an updated study pursuant to Section 382 of the IRC to determine if an “ownership change” (for Section 382 purposes) occurred and, if so, whether there was a limitation on the Company’s ability to use NOL’s and other tax attributes as a result of a potential “ownership change”. No change was determined for the year ended December 31, 2012 and accordingly no new limitations were determined. The Company had previously performed a Section 382 study through December 31, 2011 and at that time determined an ownership change did occur and as a result, a portion of the NOL’s and other tax attributes are subject to a limitation of approximately $77.3 million per year.

The federal and state net operating loss carryforwards expire at various dates from 2013 through 2032. Included in the net operating loss deferred tax assets above is approximately $7.2 million of deferred tax assets attributable to excess stock option deductions. Pursuant to ASC 718-740-25-10, excess tax benefits are not recorded to APIC until the deduction reduces taxes payable.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Income Taxes—continued

At December 31, 2012, the Company also had federal tax credit carryforwards of approximately $51.6 million, which are comprised primarily of credits related to orphan drug and research and development expenses and foreign tax payments. These credits are available to reduce future income taxes and expire at various times through 2031.

Based upon the uncertainty of the Company’s business and history of operating losses, the likelihood that the Company will be able to realize a benefit on its deferred tax assets is uncertain. Due to this uncertainty, the Company maintained a valuation allowance as of December 31, 2012 of $227.8 million against its deferred tax assets net of deferred tax liabilities. The increase in valuation allowance in 2012 compared to 2011 of approximately $46.3 million is primarily due to an increase in NOL carry forwards and tax credits and the uncertainty that these additional deferred tax assets will be realized.

The Company files income tax returns in the United States, Ireland and various state jurisdictions. In January 2012, the Company settled an Internal Revenue Service examination for tax years 2006 through 2008 without incurring any additional tax liability. Certain tax attributes were adjusted in connection with the exam, but the adjustments were not significant and will not have a material impact on the company’s financial statements. State income tax returns are generally subject to examination for a period of three to five years subsequent to the filing of the respective tax return. In 2011, the Company settled a State of New Jersey income tax examination for the 2005 through 2008 tax years without incurring any additional income tax liability. The audit also encompassed a review of the payroll tax and sales and use tax returns for those tax years. The Company was assessed additional sales and use tax during the audit but the liability was immaterial to the financial statements. While the Company believes that its reserves reflect the probable outcome of identified contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued. The Company is not currently under audit in any tax jurisdiction.

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

Reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2012	2011	2010
	(In thousands)
Unrecognized tax benefits—January 1,	$2,700	$10,261	$10,011
Increases related to tax positions in prior period	—	29	259
Decreases related to tax positions in prior period	—	(1,500)	—
Settlements/lapses	—	(6,090)	(9)

Unrecognized tax benefits—December 31	$2,700	$2,700	$10,261

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Income Taxes—continued

The Company has an unrecognized tax benefit liability of $2.7 million as of December 31, 2012. Interest and penalty expense have not been accrued as the Company has significant tax benefits to utilize if the liability is actually realized. The unrecognized tax benefit liability of $2.7 million as of December 31, 2012 is the uncertain tax liability related to the Research and Development Credit Carryforward.

The Company accounts for interest and penalties related to unrecognized tax benefits as part of other income (expense). During the year ended December 31, 2012, the Company recorded no change in interest and penalty expense. As of December 31, 2012, the Company does not have any interest expense or penalties accrued relating to the unrecognized tax benefit liability.

Note 15—Concentrations

Generally, the Company does not require collateral from its customers; however, collateral or other security for accounts receivable may be obtained in certain circumstances when considered. For the years ended December 31, 2012, 2011 and 2010, the Company derived 82.5%, 82.8% and 82.6% of its revenues from its top five customers. At December 31, 2012, 2011 and 2010 those customers represented, in the aggregate, 79.7%, 85.1% and 60.6% of the consolidated accounts receivable balance. More specifically, the Company sells its products in the United States mainly to three drug wholesaler customers and various specialty distributors. The percentage of gross sales and the approximate percentage of aggregate accounts receivable for these wholesalers and specialty distributors for each of the years ended December 31, 2012, 2011 and 2010 are as follows:

Percentage of Gross Sales for the Years Ended:				Percentage of Accounts Receivable at December 31,
Distribution Channel	2012	2011	2010	Distribution Channel	2012	2011	2010
	%	%	%		%	%	%
Wholesalers:				Wholesalers:
AmerisourceBergen Corp.	20.1	17.7	13.9	AmerisourceBergen Corp.	10.3	5.1	4.5
Cardinal Health	19.4	22.5	20.9	Cardinal Health	43.6	35.3	27.5
McKesson Corp	18.5	17.9	38.4	McKesson Corp	7.5	14.8	—
Specialty Distributors:				Specialty Distributors:
Mckesson Specialty	13.1	11.0	3.6	Mckesson Specialty	9.4	15.0	23.7
Metro Medical	11.4	6.7	—	Metro Medical	8.8	9.0	—
Besse Medical	7.3	13.7	—	Besse Medical	3.8	12.4	23.7
Other Distributors	10.2	10.5	23.2	Other Distributors	16.6	8.4	20.6

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Quarterly Data (Unaudited)

Following are the quarterly results of operations for the years ended December 31, 2012 and 2011.

2012	1Q	2Q	3Q	4Q	Year
	(In thousands, except per share data)
Total revenue	$3,534	$4,626	$4,916	$4,947	$18,023
Gross profit	1,814	(2,101)	694	(4,766)	(4,359)
Income tax benefit	—	—	—	—	—
Net loss	(34,198)	(16,379)	(39,701)	(28,034)	(118,312)
Net loss per common share:
Basic and diluted	$(0.49)	$(0.23)	$(0.56)	$(0.39)	$(1.67)
Weighted average shares
Basic and diluted	70,470	70,721	70,956	71,119	70,819

2011	1Q	2Q	3Q	4Q	Year
	(In thousands, except per share data)
Total revenue	$1,290	$1,984	$2,581	$3,710	$9,565
Gross profit	874	976	(2,003)	405	252
Income tax benefit	(7,410)	(5,400)	(6,245)	(7,733)	(26,788)
Net loss	(13,530)	(30,249)	(27,392)	(30,856)	(102,027)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.43)	$(0.39)	$(0.44)	$(1.46)
Weighted average shares
Basic and diluted	69,995	70,075	70,122	70,235	70,117

SAVIENT PHARMACEUTICALS, INC.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
Allowance for inventory obsolescence
2012	$4,671	$10,556	$(7,990)	$7,237
2011	1,266	4,588	(1,183)	4,671
2010	1,257	217	(208)	1,266
Allowance for sales returns(1)
2012	852	206	(533)	525
2011	469	400	(17)	852
2010	1,033	(235)	(329)	469
Allowance for rebates(1)
2012	339	2,840	(2,940)	239
2011	295	551	(507)	339
2010	261	543	(509)	295
Allowance for doubtful accounts
2012	28	79	(107)	—
2011	25	3	—	28
2010	18	7	—	25
Reserve for inventory purchase commitments
2012	345	5,119	(290)	5,174
2011	—	345	—	345
2010	—	—	—	—

(1)	Included within other current liabilities in the Company’s consolidated balance sheets.
(2)	Charges to the accounts are for the purposes for which the reserves were created.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a). Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and Chief Financial Officer, or CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2012, the Company’s CEO and CFO concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

(b). Management’s Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in Item 8 of this Form 10-K and is incorporated herein by reference.

(c). Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning our Directors required under this Item is incorporated herein by reference to our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2013 Annual Meeting of Stockholders to be held on May 21, 2013 (our “2013 Proxy Statement”).

Information regarding our director nomination process, audit committee and audit committee financial expert as required by the SEC’s Regulation S-K 407(c)(3), 407(d)(4) and 407(d)(5) is set forth in our 2013 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning our executive officers required under this Item is contained in the discussion under the heading Our Executive Officers in Part I of this Annual Report on Form 10-K.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2013 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other Savient employees performing similar functions. This code of ethics has been posted on our website, which can be found at http://www.savient.com. We intend to satisfy the disclosure requirement under Item 5.05(d) of Form 8-K regarding an amendment to or waiver from a provision of our code of ethics by posting such information on our website at the address specified above.

We have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2012, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation required under this Item is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference to our 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference to our 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) and (2) See “Index to Consolidated Financial Statements” contained in Item 8 of this Annual Report on Form 10-K.

(3) Exhibits

Certain exhibits below contain information that has been granted or is subject to a request for confidential treatment. Such information has been omitted from the exhibit. Exhibit Nos. 10.4 through 10.9, 10.11 through 10.17 and 10.23 through 10.40 are management contracts, compensatory plans or arrangements.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of February 21, 2001, by and among Bio-Technology General Corp., MYLS Acquisition Corp. and Myelos Corporation.*(1)

2.2	Share Purchase Agreement, dated September 20, 2002, relating to Rosemont Pharmaceuticals Limited, by and among NED-INT Holdings Ltd, Akzo Nobel N.V. and the Company.*(2)

2.3	Share Purchase Agreement, dated March 23, 2005, by and between the Company and Ferring B.V.*(3)

2.4	Asset Purchase Agreement, dated March 23, 2005, by and between the Company and Ferring International Centre SA.*(3)

3.1	Certificate of Incorporation of the Company, as amended.*(4)

3.2	By-laws of the Company, as amended.*(5)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock.*(5)

4.2	Rights Agreement, dated August 6, 2012, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.*(5)

4.3	Indenture, dated February 4, 2011, by and between the Company and U.S. Bank National Association, as trustee.*(22)

4.4	Indenture, dated as of May 9, 2012, by and among the Company, each of the Guarantors named therein and U.S. Bank National Association, as trustee.*(32)

4.4	Form of Global Unit.*(32)

10.1	Letter from the Chief Scientist to Bio-Technology General (Israel) Ltd.*(6)

10.2	Agreement, dated January 20, 1984, by and between Bio-Technology General (Israel) Ltd. and the Chief Scientist with regard to certain projects.*(7)

10.3	Form of Indemnity Agreement between the Company and its directors and officers.*(8)

10.4	Bio-Technology General Corp. Stock Compensation Plan for Outside Directors, as amended.*(9)

10.5	Bio-Technology General Corp. Stock Option Plan for New Directors, as amended.*(9)

10.6	Bio-Technology General Corp. 1992 Stock Option Plan, as amended.*(10)

10.7	Bio-Technology General Corp. 1997 Stock Option Plan for Non-Employee Directors.*(10)

10.8	Savient Pharmaceuticals, Inc. 1998 Employee Stock Purchase Plan Amended and Restated as of May 23, 2006.*(11)

Exhibit No.	Description

10.9	Bio-Technology General Corp. 2001 Stock Option Plan.*(12)

10.10	Lease and Lease Agreement, dated as of June 11, 2002, by and between SCV Partners and the Company, as amended.*(13)

10.11	Employment Agreement, dated as of May 28, 2004, by and between the Company and Philip K. Yachmetz.*(14)

10.12	Amendment, dated February 15, 2006, to Employment Agreement dated May 28, 2004 by and between the Company and Philip K. Yachmetz.*(15)

10.13	Form of Savient Pharmaceuticals, Inc. Senior Management Incentive Stock Option Agreement.*(16)

10.14	Form of Savient Pharmaceuticals, Inc. Senior Management Non-Qualified Stock Agreement.*(16)

10.15	Form of Savient Pharmaceuticals, Inc. Senior Management Restricted Stock Agreement.*(16)

10.16	Form of Savient Pharmaceuticals, Inc. Senior Management Performance Share Agreement.*(16)

10.17	Form of Savient Pharmaceuticals, Inc. Board of Directors Non-Qualified Stock Agreement.*(16)

10.18++	License Agreement, dated August 12, 1998, by and among Mountain View Pharmaceuticals, Inc., Duke University, and the Company, as amended on November 12, 2001.*(16)

10.19++	Supply Agreement, dated as of June 12, 2006, by and between Watson Pharma Inc. and the Company.*(16)

10.20++	Commercial Supply Agreement, dated October 16, 2008, by and between Enzon Pharmaceuticals, Inc. and the Company.*(17)

10.21++	Commercial Supply Agreement, dated March 20, 2007, by and between the Company and Bio-Technology General (Israel) Ltd.*(18)

10.22++	Supply Agreement, dated May 23, 2007, by and between the Company and NOF Corporation.*(18)

10.23	Amendment, dated December 19, 2008, to Employment Agreement dated May 23, 2006, by and between the Company and Paul Hamelin, as amended.*(19)

10.24	Amendment, dated February 15, 2008, to Employment Agreement dated May 23, 2006 by and between the Company and Paul Hamelin.*(20)

10.25	Amendment, dated February 15, 2008, to Employment Agreement dated May 28, 2004 by and between the Company and Philip K. Yachmetz.*(20)

10.26	Consulting Services Agreement, effective as of January 22, 2009, between the Company and Lee S. Simon, MD.*(21)

10.29	Savient Pharmaceuticals, Inc. 2004 Incentive Plan.*(23)

10.30	Employment Agreement, dated as of May 23, 2006, between the Company and Paul Hamelin.*(24)

10.31	Employment Agreement, effective as of January 24, 2011, by and between the Company and John H. Johnson.*(25)

10.32++	Amended and Restated Employment Agreement, dated as of July 9, 2012, by and between the Company and Louis Ferrari.*(28)

10.33	Employment Agreement, effective as of April 25, 2011, by and between the Company and Richard Crowley.*(29)

Exhibit No.	Description

10.34	Employment Agreement, effective as of July 1, 2011, by and between the Company and Kenneth M. Bahrt.*(29)

10.35	Employment Agreement, effective as of September 12, 2011, by and between the Company and Kenneth J. Zuerblis.*(26)

10.36	Savient Pharmaceuticals, Inc. 2011 Incentive Plan.*(27)

10.37	Employment Agreement, dated as of September 24, 2012, by and between the Company and John P. Hamill.*(30)

10.38	Non-Qualified Stock Option Agreement, dated as of September 24, 2012, by and between the Company and John P. Hamill.*(31)

10.39	Non-Qualified Stock Option Agreement, dated as of September 24, 2012, by and between the Company and John P. Hamill.*(31)

10.40	Service Agreement, effective as of January 11, 2012, by and between Savient Pharma Ireland Limited and David Veitch.*(29)

10.41	Form of Exchange and Purchase Agreement.*(32)

10.42	Pledge and Security Agreement, dated as of May 9, 2012, by and among the Company, each of the other Grantors party thereto and U.S. Bank National Association, as collateral agent.*(32)

10.43	Warrant Agreement, dated as of May 9, 2012, by and between the Company and U.S. Bank National Association, as warrant agent.*(32)

10.44	Office Lease Agreement, dated January 23, 2012, by and between Wells Reit—Multi-State Owner, LLC and the Company.*(29)

16.1	Letter from McGladrey & Pullen, LLP, dated December 2, 2011, regarding change in certifying accountant.*(33)

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG, LLP.

23.2	Consent of McGladrey LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

++	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.
*	Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the following documents:
(1)	Company’s Current Report on Form 8-K, filed March 30, 2001.
(2)	Company’s Current Report on Form 8-K, filed October 15, 2002.
(3)	Company’s Current Report on Form 8-K, filed March 24, 2005.
(4)	Registration Statement on Form S-3 (File No. 333-146257).
(5)	Company’s Current Report on Form 8-K, filed August 7, 2012.
(6)	Registration Statement on Form S-1 (File No. 2-84690).
(7)	Registration Statement on Form S-1 (File No. 033-02597).
(8)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987.
(9)	Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
(10)	Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(11)	Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(12)	Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(13)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(14)	Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(15)	Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(16)	Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(17)	Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(18)	Company’s Current Report on Form 8-K, filed February 10, 2009.
(19)	Company’s Current Report on Form 8-K, filed December 29, 2008.
(20)	Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(21)	Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(22)	Company’s Current Report on Form 8-K, filed February 4, 2011.
(23)	Company’s Proxy Statement on Schedule 14A, dated June 14, 2004.
(24)	Company’s Current Report on Form 8-K, filed May 25, 2006.
(25)	Company’s Current Report on Form 8-K, filed January 27, 2011.
(26)	Company’s Current Report on Form 8-K, filed September 15, 2011.
(27)	Company’s Proxy Statement on Schedule 14A, dated April 12, 2011.
(28)	Company’s Current Report on Form 8-K, filed July 13, 2012.
(29)	Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(30)	Company’s Current Report on Form 8-K, filed September 27, 2012.
(31)	Registration Statement on Form S-8 (File No. 333-184342).
(32)	Company’s Current Report on Form 8-K, filed May 9, 2012.
(33)	Company’s Current Report on Form 8-K, filed December 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVIENT PHARMACEUTICALS, INC. (Registrant)

BY:	/s/ Louis Ferrari
Louis Ferrari
Chief Executive Officer & President

April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LOUIS FERRARI Louis Ferrari	Chief Executive Officer & President, Director (Principal Executive Officer)	April 1, 2013

/S/ JOHN P. HAMILL John P. Hamill	Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	April 1, 2013

/S/ DAVID G. GIONCO David G. Gionco	Group Vice President, Finance Chief Accounting Officer (Principal Accounting Officer)	April 1, 2013

/S/ GINGER D. CONSTANTINE Ginger D. Constantine	Director	April 1, 2013

/S/ STEPHEN O. JAEGER	Chairman of the Board	April 1, 2013
Stephen O. Jaeger

/S/ DAVID MEEKER M.D.	Director	April 1, 2013
David Meeker M.D.

/S/ DAVID Y. NORTON David Y. Norton	Director	April 1, 2013

/S/ ROBERT G. SAVAGE	Director	April 1, 2013
Robert G. Savage

/S/ VIRGIL THOMPSON	Director	April 1, 2013
Virgil Thompson