Form 10-Q
period 2013-03-31
SAVIENT PHARMACEUTICALS INC
filed 2013-05-15
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of May 13, 2013 was 73,606,386.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$36,141	$50,332
Short-term investments	32,648	45,949
Accounts receivable, net	3,824	4,341
Inventories, net	2,381	4,325
Prepaid expenses and other current assets	5,510	4,367

Total current assets	80,504	109,314

Property and equipment, net	1,916	2,050
Deferred financing costs, net	4,740	4,969
Restricted cash and other assets	2,898	2,873

Total assets	$90,058	$119,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,509	$3,435
Deferred revenues	299	580
Warrant liability	2,190	2,935
Accrued interest	2,978	3,150
Other current liabilities	14,115	21,516

Total current liabilities	22,091	31,616

Convertible notes, net of discount of $24,383 at March 31, 2013 and $25,354 at December 31, 2012	98,058	97,087
Senior secured notes, net of discount of $41,955 at March 31, 2013 and $45,114 at December 31, 2012	128,986	125,827
Other liabilities	2,908	2,973
Stockholders’ Deficit:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 73,871,000 shares issued and outstanding at March 31, 2013 and 73,083,000 shares issued and outstanding at December 31, 2012	739	731
Additional paid-in-capital	398,282	397,191
Accumulated deficit	(560,361)	(535,915)
Accumulated other comprehensive loss	(645)	(304)

Total stockholders’ deficit	(161,985)	(138,297)

Total liabilities and stockholders’ deficit	$90,058	$119,206

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product sales, net	$4,692	$3,534
Cost and expenses:
Cost of goods sold	3,550	1,720
Research and development	6,134	7,246
Selling, general and administrative	15,156	24,252

	24,840	33,218

Operating loss	(20,148)	(29,684)
Investment income, net	33	43
Interest expense on debt	(7,079)	(4,557)
Other income, net	506	—

Loss before income taxes	(26,688)	(34,198)
Income tax benefit	2,242	—

Net loss	$(24,446)	$(34,198)

Loss per common share:
Basic and diluted	$(0.34)	$(0.49)

Weighted-average number of common and common equivalent shares:
Basic and diluted	71,667	70,470

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(24,446)	$(34,198)
Other comprehensive loss:
Foreign currency translation, net	(341)	(46)

Comprehensive loss	$(24,787)	$(34,244)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2012	73,083	$731	$397,191	$(535,915)	$(304)	$(138,297)
Net loss	—	—	—	(24,446)	—	(24,446)
Restricted stock grants	642	6	(6)	—	—	—
Forfeiture of restricted stock grants	(32)	—	—	—	—	—
Issuance of common stock	178	2	137	—	—	139
Stock compensation expense	—	—	960	—	—	960
Other comprehensive loss	—	—	—	—	(341)	(341)

Balance, March 31, 2013	73,871	$739	$398,282	$(560,361)	$(645)	$(161,985)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(24,446)	$(34,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	101
Accretion of debt discount	4,130	1,653
Valuation change in warrant liability	(745)	—
Amortization of deferred financing costs	213	173
Stock compensation expense	960	1,218
Other	—	(6)
Changes in:
Accounts receivable, net	517	(434)
Inventories, net	1,944	(389)
Prepaid expenses and other current assets	(1,127)	(1,047)
Other assets	(25)	—
Accounts payable	(926)	(2,203)
Accrued interest on convertible notes	(172)	(2,731)
Other current liabilities	(7,182)	(940)
Deferred revenues	(281)	46
Other liabilities	(65)	(2)

Net cash used in operating activities	(27,077)	(38,759)

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	13,987	18,321
Purchases of held-to-maturity securities	(686)	(11,035)
Capital expenditures	6	(23)
Changes in restricted cash	—	(200)

Net cash provided by investing activities	13,307	7,063

Cash flows from financing activities:
Proceeds from issuance of common stock	139	213

Net cash provided by financing activities	139	213

Effect of exchange rate changes	(560)	(46)

Net decrease in cash and cash equivalents	(14,191)	(31,529)
Cash and cash equivalents at beginning of period	50,332	114,094

Cash and cash equivalents at end of period	$36,141	$82,565

Supplementary Information
Other information:
Income tax paid	$—	$—

Interest paid	$2,908	$5,464

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at March 31, 2013, the results of its operations for the three-month periods ended March 31, 2013 and 2012, and cash flows for the three-month periods ended March 31, 2013 and 2012. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet at December 31, 2012 was derived from the audited financial statements at that date and does not include all of the information and notes required by GAAP for complete financial statements. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2—Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

During the quarter ended March 31, 2013, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents the Company’s cash and cash equivalents, and investments and including the hierarchy for its financial instruments measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

March 31, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$18,696	$18,696	$18,696	$—	$—
Money market funds	17,445	17,445	17,445	—	—

Total cash and cash equivalents	36,141	36,141	36,141	—	—

Short-term investments:
Certificates of deposit	32,648	32,648	32,648	—	—

Restricted cash:
Certificates of deposit	2,430	2,430	2,430	—	—

Total	$71,219	$71,219	$71,219	$—	$—

Liabilities:
Embedded derivatives:
Debt redemption features	$848	$848	$—	$—	$848
Warrant liability	2,190	2,190	—	—	2,190

Total	$3,038	$3,038	$—	$—	$3,038

December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$14,221	$14,221	$14,221	$—	$—
Money market funds	36,111	36,111	36,111	—	—

Total cash and cash equivalents	50,332	50,332	50,332	—	—

Short-term investments:
Certificates of deposit	45,949	45,949	45,949	—	—

Restricted cash:
Certificates of deposit	2,430	2,430	2,430	—	—

Total	$98,711	$98,711	$98,711	$—	$—

Liabilities:
Embedded derivatives:
Debt redemption features	$848	$848	$—	$—	$848
Warrant liability	2,935	2,935	—	—	2,935

Total	$3,783	$3,783	$—	$—	$3,783

The Company’s short-term investment in certificates of deposits at March 31, 2013 and December 31, 2012 had maturity dates of less than one year.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments—continued

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-month period ended March 31, 2013:

	Warrant Liability	Debt Redemption Features
	(In thousands)
Level 3
Balance at December 31, 2012	2,935	848
Unrealized gain	(745)	—

Balance at March 31, 2013	$2,190	$848

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

At March 31, 2013, $170.9 million in principal amount of the 2019 Notes remained outstanding, which had a carrying value of $129.0 million and a fair value of $118.2 million. The fair value of the 2019 Notes is based upon a binomial-tree model using one of more significant unobservable inputs (Level 3). Key inputs into this valuation model are interest rate volatility, risk-free interest rates, bond yields and credit spreads.

At March 31, 2013, $122.4 million in principal amount of the 2018 Convertible Notes remained outstanding, which had a carrying value of $98.1 million and a fair value of $36.1 million. The fair value of the 2018 Convertible Notes at March 31, 2013 and December 31, 2012 is based upon the quoted market prices (Level 1) at March 31, 2013 and December 31, 2012, respectively, which was the last trading day of the each respective period ended.

See Note 7 for further discussion of the 2018 Convertible Notes, the 2019 Notes and the exchange agreement.

Note 4—Inventories

At March 31, 2013 and December 31, 2012, inventories at cost, net of reserves, were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials	$2,949	$2,949
Work in progress	6,816	7,331
Finished goods	1,601	1,282

Inventory at cost	11,366	11,562
Inventory reserves	(8,985)	(7,237)

Total	$2,381	$4,325

For the three-month period ended March 31, 2013 the Company recorded a $2.1 million inventory related charge against operations. The charge is substantially due to finished goods and raw material inventory that the Company does not believe will be able to sell through to commerce prior to expiration, as a result of lower sales demand forecasts for KRYSTEXXA in future years. The lower sales demand forecast includes a delay in the timing of a potential commercial launch of KRYSTEXXA in the EU, if at all. The Company did not record any inventory related charges during the three-month period ended March 31, 2012.

Note 5—Property and Equipment, Net

Property and equipment, net at March 31, 2013 and December 31, 2012 is summarized below:

	March 31, 2013	December 31, 2012
	(In thousands)
Office equipment	$3,078	$3,071
Office equipment—capital leases	231	231
Leasehold improvements	3,015	3,015

	6,324	6,317
Accumulated depreciation and amortization	(4,408)	(4,267)

Total	$1,916	$2,050

Depreciation and amortization expense was approximately $0.1 million for each of the three-month periods ended March 31, 2013 and 2012, respectively.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 6—Other Current Liabilities

The components of other current liabilities at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Reserve for inventory purchase and other contractual commitments	$4,056	$5,174
Salaries, bonuses and related expenses	3,355	6,260
Returned product liability	1,139	1,139
Manufacturing and technology transfer services	547	839
Allowance for product returns	514	525
Accrued royalties	489	1,634
Legal and professional fees	472	720
Selling and marketing expense accruals	461	1,447
Severance	401	683
Allowance for product rebates & other chargebacks	262	239
Other	2,419	2,856

Total	$14,115	$21,516

Note 7—Long-Term Obligations

The Company’s long-term obligations at March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Senior secured notes due 2019 (2019 Notes)	$128,986	$125,827
4.75% convertible notes due 2018 (2018 Convertible Notes)	98,058	97,087
Capital leases	218	233

	227,262	223,147
Less-current portion of capital leases	59	60

Total	$227,203	$223,087

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7—Long-Term Obligations—continued

Accounting for the 2019 Notes

The Company has accounted for the 2019 Notes in accordance with the guidance as set forth in FASB ASC 470, Debt and ASC 815 Derivatives and Hedging . Accordingly, the Company recorded a gain of $21.8 million upon the extinguishment of the exchanged 2018 Convertible Notes for Units. The gain results from the carrying value of the 2018 Convertible Notes exceeding its fair value. The debt issuance costs related to the 2018 Convertible Notes that were exchanged in the amount of approximately $2.2 million are netted against the gain. In addition, the recording of the gain on extinguishment of debt resulted in a $13.4 million decrease to additional-paid-in-capital. The 2019 Notes were recorded at fair value. The 2019 Notes contain certain redemption features, noted below, that are considered to be embedded derivatives under ASC 815 and require bifurcation from the host debt.

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

2018 Convertible Notes

The 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. At March 31, 2013, the 2018 Convertible Notes may be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of 2018 Convertible Notes. The Company may not redeem the 2018 Convertible Notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or a portion of the 2018 Convertible Notes at a redemption price equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest. This conversion rate will be adjusted if the Company makes specified types of distributions or enters into certain transactions with respect to the Company’s common stock. The 2018 Convertible Notes are unsecured and subordinate to the 2019 Notes.

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after June 30, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2018 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2018 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. At March 31, 2013, the 2018 Convertible Notes were not convertible.

The principal balance, unamortized discount and net carrying amount of the 2019 Notes and 2018 Convertible Notes at March 31, 2013 and December 31, 2012 are as follows:

	Liability Component (In thousands)
	Principal Balance	Unamortized Discount	Net Carrying Amount
March 31, 2013
Senior secured notes due 2019	$170,941	$41,955	$128,986
4.75% convertible notes due 2018	122,441	24,383	98,058

	$293,382	$66,338	$227,044

	Liability Component (In thousands)
	Principal Balance	Unamortized Discount	Net Carrying Amount
December 31, 2012
Senior secured notes due 2019	$170,941	$45,114	$125,827
4.75% convertible notes due 2018	122,441	25,354	97,087

	$293,382	$70,468	$222,914

Total interest expense under the Company’s long-term debt obligations for the three-month periods ended March 31, 2013 and 2012 is as follows:

Total Interest Expense	March 31, 2013	March 31, 2012
Accretion of debt discount	$4,130	$1,653
Amortization of debt issue costs	213	173

Non-cash interest expense	4,343	1,826
Coupon interest	2,736	2,731

Total Interest Expense	$7,079	$4,557

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

The lease agreement includes fixed escalations of minimum annual lease payments and accordingly, the Company records rent expense on a straight-line basis over the lease-term. The Company’s previous corporate headquarters were located in East Brunswick, New Jersey, where it leased approximately 53,000 square feet of office space. The lease term expired on March 31, 2013 and in April 2013, the Company received cash proceeds of $0.7 million for its security deposit relating to this property.

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

March 31, 2013	(In thousands)
Remainder of 2013	1,053
2014	1,413
2015	1,432
2016	1,456
2017	1,480
Thereafter	7,229

Total minimum payments	$14,063

Rent expense charged against operations was approximately $0.9 million and $0.7 million for three-month periods ended March 31, 2013 and 2012, respectively.

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

Note 9—Stockholders’ Equity

On May 9, 2012, the Company issued warrants in connection with the issuance of its 2019 Notes and debt exchange transaction between the Company and certain holders of its 2018 Convertible Notes, described more fully in Note 7. Pursuant to the terms of the transactions, the Company issued warrants to purchase an aggregate of 4.0 million shares of the Company’s common stock at an exercise price equal to $1.863 per share. The Company may, at its or the warrant holder’s election, issue net shares in lieu of a cash payment of the exercise price by the warrant holder upon exercise.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 9—Stockholders’ Equity—continued

The Company determines the fair value of its warrant liability based on the Black-Sholes pricing model. Historical information is the primary basis for the selection of the expected volatility. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the warrants. The expected term is derived from the remaining contractual term of the warrant. At the date of the transaction, the Company recorded the warrant liability at its fair value of $5.3 million with a corresponding decrease to additional-paid-in capital. At March 31, 2013 the fair value of the warrant liability was $2.2 million. For the three months ended March 31, 2013, the Company recorded an unrealized gain of $0.7 million, within other income (expense), net in its consolidated statement of operations to reflect a decrease in the fair value of the warrants.

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

At March 31, 2013 and 2012, all in-the-money stock options and unvested restricted stock collectively amounting to 1.9 million and 1.8 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. In addition, at March 31, 2013 warrants to purchase an aggregate of 4.0 million shares of the Company’s Common Stock at an exercise price equal to $1.863 per share in connection with the debt exchange transaction between the Company and certain holders of its 2018 Convertible Notes, described more fully in Note 7, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period. At March 31, 2013 and 2012, approximately 9.3 million and 19.9 million shares, respectively, related to the Company’s 2018 Convertible Notes, calculated “as if” the 2018 Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period.

Note 11—Share-Based Compensation

In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 913,050 shares remain available for issuance pursuant to future grants at March 31, 2013.

Total compensation cost charged against operations for the three-month periods ended March 31, 2013 and 2012 was $1.0 million and $1.2 million, respectively. The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Research and development	$252	$255
Selling, general and administrative	708	963

Total non-cash compensation expense related to share-based compensation included in operating expense	$960	$1,218

Stock Options

The weighted-average key assumptions used in determining the fair value of stock options granted for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Weighted-average volatility	106.9%	94%
Weighted-average risk-free interest rate	0.8%	1.1%
Weighted-average expected term in years	4.9	5.7
Dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$0.73	$1.68

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

The Company did not issue any shares of common stock upon the exercise of stock options for the three-month periods ended March 31, 2013 and 2012. For the three-month periods ended March 31, 2013 and 2012, approximately $0.6 million and $1.3 million, respectively, of stock option compensation expense was charged against operations. As of March 31, 2013, there was $3.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 2.0 years.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation—continued

The following table summarizes the activity related to the Company’s stock options for the three-month period ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2012	4,027	$5.16	7.76	$208
Granted	1,275	0.95	—	—
Exercised	—	—	—	—
Cancelled	(485)	3.42	—	—

Outstanding at March 31, 2013	$4,817	$4.22	8.09	$56

Exercisable at March 31, 2013	1,994	$6.26	6.39	$23

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Stock Options that Contain Performance and Market-Based Conditions

For the three-month period ended March 31, 2013, approximately $26,000 of compensation expense related to performance options was charged against operations. For the three-month period ended March 31, 2012, the Company recognized approximately $0.5 million of income as a result of the reversal of previously recorded compensation expense. As of March 31, 2013, approximately 871,364 performance options remain unvested.

The following table summarizes the activity related to the Company’s performance options for the three-month period ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2012	953	$3.73	9.30	$74
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(81)	5.14	—	—

Outstanding at March 31, 2013	872	$3.60	8.82	$36

Exercisable at March 31, 2013	476	$3.73	8.60	$—

Restricted Stock and Restricted Stock units

During the three-month period ended March 31, 2013, the Company issued 641,933 shares of restricted stock amounting to $0.6 million in total aggregate fair market value. For the three-month periods ended March 31, 2013 and 2012, approximately $0.6 million and $0.7 million, respectively, of restricted stock compensation cost was charged against operations. At March 31, 2013, approximately 1,828,905 shares remained unvested and there was approximately $3.4 million of unrecognized compensation cost related to restricted stock and restricted stock units (“RSU’s”).

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation—continued

The following table summarizes the activity related to the Company’s restricted stock and RSU’s for the three-month period ended March 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2012	1,830	$2.74
Granted	642	0.94
Vested	(611)	2.58
Forfeited	(32)	1.58

Unvested at March 31, 2013	1,829	$2.18

The total grant date fair value of restricted shares vested for the three-month periods ended March 31, 2013 and 2012, was $1.6 million and $1.1 million, respectively.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 1998 ESPP, the Company granted rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP was considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. On March 27, 2013, the Company terminated the 1998 ESPP. For the three-month period ended March 31, 2013, the Company recorded minimal expense related to participation in the 1998 ESPP. For the three month period ended March 31, 2012, the Company recorded approximately $0.3 million of compensation expense related to participation in the 1998 ESPP.

Note 12—Income Taxes

The State of New Jersey provides the Technology Business Tax Certificate Transfer Program enabling approved unprofitable biotechnology businesses to sell their unused New Jersey net operating loss carryforwards and other tax attributes to unaffiliated, profitable corporate taxpayers operating in the State of New Jersey, for cash. The Company has participated in this program and sold state tax benefits totaling $2.4 million during the quarter ended March 31, 2013. The attributes sold were New Jersey net operating losses generated during 2007 and 2008. The Company received a cash payment of $2.2 million in connection with the transaction. This amount is reflected in the financial statements as a state tax benefit during the first quarter.

Due to the fact that the Company can no longer currently benefit from its net operating losses, the company did not record a tax provision or benefit outside of the sale of the state NOL’s. The Company no longer has the ability to carry back losses to previous years to recover taxes paid and future utilization of these losses is uncertain.

The total amount of federal, foreign, state and local unrecognized tax benefits was $2.7 million at March 31, 2013 and $2.7 million at December 31, 2012. Interest and penalty expense has not been accrued as the company has significant tax benefits to utilize if the liability is actually realized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. At March 31, 2013, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. For further details of the deferred tax assets and related valuation allowance, please refer to the Company’s 2012 Annual Report on Form 10-K.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 13—Other income, Net

The Company’s other income, net for the three-month periods ended March 31, 2013 and 2012, was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Unrealized gain on change in valuation of warrant liability	$745	$—
Foreign currency transactions	(219)	16
Other non-operating expenses	(20)	(16)

Total other income, net	$506	$—

Note 14—Subsequent Event

On May 13, 2013, as part of the Company’s effort to continue to reassess and re-evaluate its overall cost structure and to identify significant additional expense reductions, the Company committed to a plan of termination pursuant to which it intends to reduce its workforce by 27 employees, or approximately 21%. The Company began notifying effected employees on May 13, 2013 and expects substantially all departures to be completed by June 30, 2013. The Company estimates that it will record a charge of approximately $0.9 million against operations related to this workforce reduction for the three month-period ended June 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis of financial condition and results of operations, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements contained in or incorporated by reference into this report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, future actions, future performance, projected costs and expenses, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, projections for current alliances, co-promotes and partnerships, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” “would,” “could,” “should,” “target” and similar expressions, to identify forward-looking statements. These forward-looking statements include, among others, statements relating to the success of our marketing efforts and our ability to commercialize KRYSTEXXA, market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community, our market expansion plans in the European Union and the rest of the world, the potential for our entering into partnering or collaboration arrangements to commercially launch KRYSTEXXA in the European Union under the marketing authorization received from the European Commission and in the rest of the world, the ability of any partner we may have to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community within their territory, market acceptance of reimbursement risks with third-party payors generally and in particular following price increase actions, the risk that the market for KRYSTEXXA in the United States, European Union and other regions, is smaller than we have anticipated, our plans for the expansion of clinical utility for KRYSTEXXA, our ability to service our outstanding debt, fund our operations and raise additional capital needed to achieve our business objectives, our reliance on third parties to market, distribute and sell KRYSTEXXA outside the United States, our reliance on third parties to manufacture KRYSTEXXA, and our ability to meet the stringent regulatory requirements governing the biopharmaceutical industry.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in various cautionary statements in this report, including in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA (pegloticase) throughout the world. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. On January 8, 2013, our wholly owned subsidiary, Savient Pharma Ireland Limited, was granted a marketing authorization from the European Commission for KRYSTEXXA to be marketed in the European Union, or EU. At this time we cannot estimate the timeline for commercial availability of KRYSTEXXA in the EU and other regions around the world as we require partners or collaborators in order to commercialize the product in those regions. To date, our efforts to commercialize KRYSTEXXA in the EU have not resulted in a partnership or collaboration opportunity that is commercially viable. As a result, we do not expect commercial availability of KRYSTEXXA in the EU in the near term and, while we will continue to explore options for the EU, we will be focusing our efforts on the commercialization of KRYSTEXXA in the U.S. and the rest of the world. Additionally, on May 2, 2013, we received a Final Appraisal Determination, or FAD, from the National Institute for Health and Care Excellence, or NICE, of England, in which NICE did not recommend KRYSTEXXA for use by the NHS in England and Wales. NICE agrees that KRYSTEXXA is an effective agent for the treatment of chronic tophaceous gout when used under the approved guidelines for use, however, NICE found that KRYSTEXXA would not be a cost-effective use of NHS resources.

On February 19, 2013, we announced that we entered into an agreement with Swedish Orphan Biovitrum AB, or Sobi, an international specialty healthcare company dedicated to rare diseases, for the co-promotion of Kineret ®, a treatment for rheumatoid arthritis, in the U.S. Under the terms of the agreement, Sobi has granted to us the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. and we began to market and promote Kineret beginning April 1, 2013. We earn a co-promotion fee from this arrangement based upon fifty percent of incremental gross profit earned from Kineret in a year as compared to 2012 adjusted gross profit as the base year.

KRYSTEXXA is indicated in the United States for the treatment of chronic gout in adult patients refractory to conventional therapy, a condition that we refer to as refractory chronic gout, or RCG. RCG occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of asymptomatic hyperuricemia, an elevation of blood concentration of uric acid not associated with gout. The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid to allantoin, which is readily eliminated primarily through the kidney. We believe that treatment with KRYSTEXXA provides clinical benefits by dramatically decreasing uric acid in the blood and tissue deposits of urate.

During the first quarter of 2011, we worked together with a leading independent life science consulting firm to conduct a comprehensive market research study to determine the number of adult patients in the United States who are suffering from RCG, which we refer to as the KRYSTEXXA Market Study. The KRYSTEXXA Market Study was conducted using both secondary data sources and primary market research. The secondary data sources were used to quantify the diagnosed prevalent gout population and the treated gout population and included all available published literature, including the National Health and Nutrition Examination Survey, or NHANES, a program of studies sponsored by the United States Centers for Disease Control and Prevention designed to assess the health and nutritional status of adults and children in the United States, Medicare claims data and commercial insurance claims data. The market size for KRYSTEXXA is difficult to predict with accuracy and the KRYSTEXXA Market Study, completed in July 2011, indicated that there are approximately 120,000 RCG patients in the United States, or approximately 4.2% of the overall annual treated gout population in the United States. However, the actual number of adult patients with RCG in the United States market may be substantially lower than our estimate. Furthermore, not all of these patients may be engaged with the healthcare system and if engaged in the healthcare system, may not be seeking treatment with Rheumatologists on whom we currently concentrate most of our commercial efforts. Additionally, we believe we are presently only reaching a select portion of this overall market defined by our current approved labeling, as actual customer usage to date appears limited to the most severe RCG patients, whom we estimate as being between 20,000 and 40,000 patients in the United States. Ultimately, the total available market opportunity for KRYSTEXXA and our ability to penetrate that market will depend on, among other things, our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians and those in family practice to administering clinicians. We have also engaged in market sizing studies for KRYSTEXXA with respect to the EU and the rest of the world.

We believe that the clinical community and payors will continue to see the value of KRYSTEXXA and that there is a certain amount of price elasticity for the product. Since the beginning of 2012, we have increased the selling price of KRYSTEXXA by approximately 67% from the original list price of $2,300 to, most recently, $3,850 per 8 mg vial, effective January 16, 2013.

On July 9, 2012, we initiated a reorganization plan which includes organizational changes designed to improve our operational efficiencies while ensuring continued focus on the commercialization of KRYSTEXXA and the advancement of our clinical development programs. As part of the initiative, we decreased our work-force by approximately 35%, including vacancies, effective September 10, 2012. More recently, we have begun the reassessment of our domestic and international cost structures to identify cost savings that may significantly reduce our operating expense base across all functional areas. We believe that this reassessment will be completed in the third quarter of 2013. However, based upon the reviews conducted to date we have determined that certain workforce reductions should be made prior to the completion of the full cost structure assessment. Accordingly, on May 13, 2013, the Company committed to a plan of termination pursuant to which 27 employees, or approximately 21% of the current workforce, will be terminated. The Company estimates that it will incur a charge of approximately $0.9 million against operations in the second quarter of 2013 for the cost of these terminations. Following the plan of termination, we will have a U.S. sales force consisting of 31 key account managers, three regional directors, two managed care executives and two regional account managers. To support the safe and effective use of KRYSTEXXA in the commercial setting, we have a field-based medical affairs team consisting of 8 regional medical scientists, or RMSs, in the U.S., coupled with an additional 5 RMSs in the EU, who educate clinicians through interactive presentations of the clinical data. As we proceed forward with the commercialization of KRYSTEXXA, we may adjust the size of our organization as necessary. Our sales force targets rheumatologists and nephrologists with access to infusion centers and healthcare institutions, each of which treat adult patients suffering from RCG, as well as podiatrists who may also refer patients with RCG. We expect that our July 2012 reorganization plan, coupled with our current project assessing and re-evaluating our overall cost structure, will generate significant operating expense savings during 2013 and thereafter, by reducing workforce and non-workforce related operating expenses across all functional areas.

To date, our U.S. sales force has reached the majority of key rheumatologists and nephrologists located in private practices, infusion centers, hospitals, academic institutions and U.S. Department of Veterans Affairs, or the VA, medical centers. However, we believe that sales of KRYSTEXXA have been hampered by the lack of information that was available to prescribers at the time of the commercial launch of KRYSTEXXA and concerns over Medicare Part B reimbursement. In an effort to address the lack of information available to prescribers, in August 2011, we published data from our two pivotal KRYSTEXXA Phase 3 clinical trials in patients with RCG in the Journal of the American Medical Association, or JAMA. The data published in JAMA demonstrated that treatment with KRYSTEXXA resulted in significant and sustained reductions in uric acid levels along with clinical improvements in a substantial percentage of RCG patients for six months, a timeframe for demonstrating clinical improvement that is unique in randomized controlled studies of urate-lowering therapies. The data published also included a summary of adverse events that occurred in at least 5% of the patients in the trial. In addition, a manuscript showing the improvement in patient-reported outcomes following treatment with KRYSTEXXA was published in the June 27, 2012 Journal of Rheumatology. Unlike the objective end points of a clinical trial, such as the lowering of serum uric acid, patient reported outcomes measure subjective aspects, such as reduction in pain, or improvement in the patient’s quality of life.

During the first quarter of 2012, we updated our clinical development plan for KRYSTEXXA and are undertaking a targeted and focused approach to expanding the clinical utility of KRYSTEXXA into populations beyond RCG. For example, a significant number of severe gout patients have underlying chronic renal disease that can affect treatment options. Clinicians are reluctant to use conventional urate lowering agents in patients with significant renal disease and when they do use them, it is often in doses that have little effect on serum uric acid levels. Further, in patients with gout who have undergone solid organ transplantation, including renal transplantation, the use of conventional urate lowering treatments is actually contraindicated in many of those patients receiving certain types of immunosuppressive agents. Certain results observed in the Phase 3 clinical trials for KRYSTEXXA predict the efficacy treatment with KRYSTEXXA in these circumstances. In view of these findings, a key area of focus for our clinical development plan will be to confirm that KRYSTEXXA is not dialyzable. A study looking at the use of KRYSTEXXA in patients undergoing renal dialysis has been completed and we expect data in mid-2013. We are also interested in exploring whether KRYSTEXXA can be used safely and effectively in patients with gout who have undergone solid organ transplantation. We believe these are areas of significant unmet medical needs in view of the difficulties with conventional urate lowering therapies, or ULTs, in these populations.

We believe there could be potential to mitigate the antibody formation that occurs to the molecule. This could be explored via an immunogenicity clinical trial that would test a new dosing schedule designed to induce a high zone tolerance. We believe that it will further reduce the incidence of infusion reactions and increase the number of patients who maintain their response to KRYSTEXXA over the long term. In the Phase 3 clinical development program, 42% of patients maintained their response to KRYSTEXXA over the six-month period of the trials. Many of the patients who discontinued participation in these trials lost their therapeutic response due to the development of high-titer antibodies. If a potential immunogenicity trial were successful, we believe fewer patients would develop high-titer antibodies and thereby would be better able to maintain their therapeutic response over a longer period of time. We have decided to delay moving forward with this clinical trial until our financial resources are sufficient to fund the significant costs involved to administer this study.

In addition, there is a large pool of patients who have severe tophaceous gout who fall outside of the RCG population primarily because their conventional ULT therapy is not at a maximum dose. The KRYSTEXXA Market Study indicated that approximately 500,000 to 700,000 patients in the U.S. currently have tophaceous gout and uncontrolled uric acid levels but were not considered in the RCG market because their conventional ULT therapy is not at a maximum dose. However, because of the size and/or location of their tophi, their physical functioning is impaired. Because KRYSTEXXA rapidly lowers serum uric acid levels and has a significant and rapid effect on reducing tophi and total body urate stores, we believe these patients can benefit from an induction / maintenance therapy with KRYSTEXXA and ULT’s. While a Phase 4 clinical study to examine the use of KRYSTEXXA as an induction (debulking) therapy in patients with severe tophaceous gout is a possible future strategy for expanding the market opportunity for KRYSTEXXA, we have decided to delay moving forward with this clinical trial until our financial resources are sufficient to fund the significant costs involved to administer this study.

Data from our open label long term extension trial was published in Annals of Rheumatic Disease on-line on November 10, 2012. This article provides key clinical data on patients who received KRYSTEXXA for up to an additional 30 months and is critical for clinicians as they better understand the clinical benefits of long-term KRYSTEXXA use for their patients and how to manage possible side effects. Additionally, a review article on RCG and the use of pegloticase was published in the April 2012 issue of the International Journal of Clinical Rheumatology. Furthermore, an appraisal of the role of pegloticase in the management of gout was published in the 2012 issue of Open Access Rheumatology: Research and Reviews. Finally, a review article on the evaluation and treatment of gout as a chronic disease was published on-line in the journal Advances in Therapy in October 2012. This article describes the population with refractory chronic gout and the role pegloticase plays in the treatment of this condition.

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

At the upcoming 2013 EULAR meeting, two abstracts will be presented highlighting the post-marketing safety data for KRYSTEXXA.

On January 1, 2012, KRYSTEXXA received a permanent J Code, which facilitates reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We were also awarded a contract from the U.S. Veterans Administration, or VA, which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price of $2,300 per 8 mg vial. On January 16, 2013, we increased the list selling price of KRYSTEXXA to $3,850 per 8 mg vial and VA member patients now receive an approximate 59% discount to our list price. We expect that this discount will remain the same or increase in the future contingent on price actions that we may take. The VA has also recently issued a KRYSTEXXA monograph and criteria for use. In addition, KRYSTEXXA currently enjoys broad coverage for RCG patients through managed care and private payor organizations. Also, ACR published their treatment guidelines for gout and KRYSTEXXA was included in these guidelines. In six of nine case scenarios defined by ACR, KRYSTEXXA is considered an appropriate therapeutic option for treatment of refractory disease.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA. We believe that this initiative allows patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense.

We have built an inventory of finished KRYSTEXXA product for the United States market at March 31, 2013 that is packaged and labeled for distribution, and have on hand additional supplies of drug product that are scheduled to be packaged and labeled as part of our ongoing approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least the second quarter of 2014.

On January 8, 2013, our wholly owned subsidiary, Savient Pharma Ireland Limited, was granted a marketing authorization from the European Commission for KRYSTEXXA in the EU, for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. As part of the marketing authorization received from the European Commission, we are responsible for certain post-marketing commitment clinical trials primarily designed to further examine the safety of KRYSTEXXA. The post-marketing commitment clinical trials are under the marketing authorization and are estimated to cost between $25 million and $30 million in the period through 2018. However, because we do not currently have a viable opportunity to commercialize KRYSTEXXA in the EU, and given our lack of capital resources and infrastructure in the EU, we plan to meet with the Committee for Medicinal Products for Human Use, or CHMP, to discuss the possibility of adjustments to the timelines for initiation and completion of the post authorization commitments.

We do not have infrastructure in the EU that is capable of handling the commercial launch and distribution of KRYSTEXXA, nor do we have plans to create such infrastructure. We have therefore been pursuing an examination of various collaboration and partnership opportunities for the commercial launch and distribution of KRYSTEXXA in the EU. The examination of EU collaboration and partnering opportunities has proved to be challenging. Potential collaborators and partners have had difficulty assessing the potential market size in the EU, given the slower than originally projected commercial uptake in the United States. Additionally, the cost and infrastructure commitment needed to complete the post marketing commitment clinical trials and the uncertainties surrounding the indicated potential price per vial in the member countries of the EU have also added complications to these discussions. As a result, we do not expect to commercialize KRYSTEXXA in the EU in the near term and we cannot estimate whether we will identify opportunities to commercialize KRYSTEXXA in the EU in the longer term. Given the above developments relating to KRYSTEXXA in Europe, we are and will be significantly moderating our expenditures in the region unless and until such time as there is greater certainty regarding commercialization timing in the region.

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin ® . The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will continue to decrease in future periods primarily as a result of the expiration of our contract agreement with our third-party manufacturer. We do not actively market and do not plan to seek a new third-party manufacturer of Oxandrin or oxandrolone. We have and will continue to explore divestiture or out-license opportunities for these products.

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

We currently operate within one “Specialty Pharmaceutical” segment, which includes the sales and research and development activities of KRYSTEXXA and the sales of Oxandrin and oxandrolone. Total revenues were $4.7 million for the three months ended March 31, 2013, an increase of $1.2 million, or 33%, from $3.5 million for the three months ended March 31, 2012.

Results of Operations

For three-month period ended March 31, 2013, our operating results were substantially driven by expenses related to the commercialization of KRYSTEXXA. We anticipate net operating losses for 2013 and the foreseeable future as we continue to commercialize and develop KRYSTEXXA. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of our post-approval commitments to the FDA and European Commission, as applicable,

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA in countries other than the U.S. and EU,

•	the cost of manufacturing activities, and

•	clinical development for label expansion.

Our net revenues of $4.7 million for the three-month period ended were derived primarily from product sales of KRYSTEXXA.

Our future revenues depend on our success in the commercialization of KRYSTEXXA including:

•	whether we are successful in executing our commercial strategy for KRYSTEXXA,

•	market acceptance of KRYSTEXXA by physicians and patients in the largely previously untreated RCG patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and to what extent our label expansion activities for KRYSTEXXA are successful,

•	whether and when we face generic or other competition with respect to KRYSTEXXA,

•	the timing and costs related to the commercial launch of KRYSTEXXA in the EU, as applicable, and

•	the timing and costs of regulatory approval for KRYSTEXXA in any countries other than the U.S. and EU.

Our future revenues will also be impacted by our ability to expand our product offerings beyond KRYSTEXXA.

The following table summarizes net product sales of our commercialized products and their percentage of total net product sales for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	($ in thousands)
KRYSTEXXA	$4,400	93.8%	$3,068	86.8%
Oxandrolone	174	3.7%	422	11.9%
Oxandrin	118	2.5%	44	1.3%

	$4,692	100.0%	$3,534	100.0%

The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	($ in thousands)
Cost of goods sold	$3,550	14.3%	$1,720	5.2%
Research and development	6,134	24.7%	7,246	21.8%
Selling, general and administrative	15,156	61.0%	24,252	73.0%

Total costs and expenses	$24,840	100.0%	$33,218	100.0%

Results of Operations for the Three-Month Periods Ended March 31, 2013 and March 31, 2012

Revenues

Total net revenues increased $1.2 million, or 33%, to $4.7 million for the three-month period ended March 31, 2013, from $3.5 million for the three-month period ended March 31, 2012, primarily driven by higher KRYSTEXXA net sales.

KRYSTEXXA net sales increased $1.3 million, or 43%, to $4.4 million for the three-month period ended March 31, 2013, from $3.1 million for the three-month period ended March 31, 2012. The increase in KRYSTEXXA net sales is substantially due to the impact of our price increases for the product and to a lesser extent an increase in year over year sales volume. We sold 1,624 and 1,504 vials of KRYSTEXXA during the three-month periods ended March 31, 2013 and 2012, respectively, an increase of 8% year over year, and 1,987 vials of KRYSTEXXA were sold during the three-month period ended December 31, 2012. Since the beginning of 2012, we increased the selling price of KRYSTEXXA by approximately 67% from the original list price of $2,300 to, most recently, $3,850 per 8 mg vial, effective January 16, 2013.

Sales of Oxandrin and our authorized generic version of Oxandrin, oxandrolone, decreased $0.2 million, or 37%, to $0.3 million for the three-month period ended March 31, 2013, from $0.5 million for the three-month period ended March 31, 2012. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan to seek a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products.

Cost of goods sold

Cost of goods sold increased $1.9 million, or 106%, to $3.6 million for the three-month period ended March 31, 2013, from $1.7 million for the three-month period ended March 31, 2012. The increase is primarily due to a $2.1 million charge to reserve for KRYSTEXXA finished goods and raw material inventory for the three-month period ended March 31, 2013. The charge is partially due to finished goods and raw material inventory that we do not believe will be able to sell through to commerce prior to expiration, as a result of lower sales demand forecasts for KRYSTEXXA in future years. The lower sales demand forecast includes a delay in the timing of a potential commercial launch of KRYSTEXXA in the EU, if at all.

Research and development expenses

Research and development expenses decreased $1.1 million, or 15%, to $6.1 million for the three-month period ended March 31, 2013, from $7.2 million for the three-month period ended March 31, 2012. The decrease is primary due to lower expenses related to the timing of our post marketing commitments to the FDA for KRYSTEXXA in the U.S. coupled with lower compensation costs due to reduced headcount, resulting from our July 2012 reorganization plan.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.1 million, or 38%, to $15.2 million for the three-month period ended March 31, 2013, from $24.3 million for the three-month period ended March 31, 2012. The decrease in expense is primarily due to lower marketing, promotion and compensation costs, resulting from our July 2012 reorganization plan.

Interest expense on Debt

Interest expense on our debt increased $2.5 million, or 55%, to $7.1 million for the three-month period ended March 31, 2013, from $4.6 million for the three-month period ended March 31, 2012 as a result of additional interest due on our 2019 Notes, which were issued on May 9, 2012. Interest expense for the three-month period ended March 31, 2013 primarily reflects $2.7 million of coupon interest expense and $4.4 million of non-cash interest expense. Interest expense for the three-month period ended March 31, 2012, reflects $2.7 million of coupon interest expense and $1.9 million of non-cash interest expense.

Other income, net

Other income, net of $0.5 million for the three-month period ended March 31, 2013 reflects a gain of $0.7 million related to the decrease in the fair value of our warrant liability from the mark-to-market valuation adjustment in the current period as a result of the lower underlying price of our common stock.

Income tax benefit

For the three-month period ended March 31, 2013, we recognized a $2.2 million state income tax benefit as a result of proceeds from the sale of $2.4 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

Liquidity and Capital Resources

At March 31, 2013, we had $68.8 million in cash, cash equivalents and short-term investments as compared to $96.3 million at December 31, 2012. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal. In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018 which we refer to as the 2018 Convertible Notes. We received cash proceeds from the sale of the Notes of $222.7 million, net of expenses. Additionally, on May 9, 2012 we exchanged approximately $108.0 million of our existing convertible senior notes due in 2018 for units, which we refer to as Units, comprised of senior secured discount notes due 2019, which we refer to as the New Notes, and warrants to purchase approximately 4 million shares of our common stock at an exercise price of $1.863 per share. Simultaneously therewith, the holders of the New Notes purchased additional Units, the aggregate purchase price of which resulted in net proceeds of approximately $44.0 million. The New Notes have an equivalent aggregate principal amount at maturity of approximately $171 million, are secured by a first priority security interest in and liens on certain of our and our subsidiaries’ assets and properties, and have a cash coupon of 3% per year in the first three years and 12% per year thereafter.

We have used and will continue to use in the future, the net proceeds from the issuance of the Convertible Notes and the New Notes to commercialize KRYSTEXXA in the United States, including increasing our promotional activities, funding of clinical development activities directed to potential label expansion for KRYSTEXXA in the United States, to further develop and seek regulatory approval for KRYSTEXXA in jurisdictions outside the United States, and for general corporate purposes, including working capital. As a result, our management has broad discretion to allocate the net proceeds from these debt offerings. Pending the application of the net proceeds, we invest the net proceeds in short-term U.S. Treasury money market funds and bank certificates of deposit.

Based on our current commercialization plans for KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities and our post marketing commitments for KRYSTEXXA in the United States, our current strategy with respect to adjustments to the timelines for initiation and completion of the post authorization commitments in the EU, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, taking into account our current internal pricing strategy, we believe that our available cash, cash equivalents and short-term investments, which includes the net proceeds of the transactions discussed above, will be sufficient to fund anticipated levels of operations for at least the next twelve months. This estimate also reflects the ongoing effects of our July 2012 reorganization plan and our current project assessing and re-evaluating our cost structure, which we expect will generate significant operating expense savings during the 2013-2014 time period. Our management has broad discretion in the use of our financial resources and may adjust our anticipated plans as circumstances warrant.

We have built an inventory of finished KRYSTEXXA product at March 31, 2013 that is packaged and labeled for distribution and additional supplies of drug product that are scheduled to be packaged and labeled as part of our ongoing approved commercial manufacturing process. Based on our inventory on hand and in process, we now believe we have sufficient inventory to meet our internal market estimates until at least the second quarter of 2014.

Tax Benefits

For the three-month period ended March 31, 2013, We recognized a $2.2 million state income tax benefit as a result of proceeds from the sale of $2.4 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

Cash Flows

Cash used in operating activities for the three-month period ended March 31, 2013 was $27.1 million, which substantially reflects our net loss for the period. Cash provided by investing activities of $13.3 million for the three-month period ended March 31, 2013 reflects the maturities of held-to-maturity securities consisting of bank certificates of deposit, which we used to fund our operations. Cash provided by financing activities of $0.1 million for the three-month period ended March 31, 2013 reflects cash proceeds received from the issuance of shares from our employee stock purchase plan.

Cash used in operating activities for the three-month period ended March 31, 2012 was $38.8 million, which primarily reflects our net loss for the period of $34.2 million. Cash provided by investing activities of $7.1 million for the three-month period ended March 31, 2012 reflects maturities of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities of $0.2 million for the three-month period ended March 31, 2012 reflects cash proceeds received from the issuance of shares from our employee stock purchase plan.

Funding Requirements

We continue to focus our efforts on commercializing KRYSTEXXA in the U.S., supporting our development activities and exploring partnership opportunities while seeking regulatory approval outside of the United States and European Union for KRYSTEXXA.

Our future capital requirements will depend on many factors, including:

•	whether we are successful in marketing and selling KRYSTEXXA,

•	the cost of our post-approval commitments to the FDA and European Commission, as applicable,

•	the cost of clinical trials directed to potential expansion of clinical utility opportunities for KRYSTEXXA,

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the timing and costs related to the commercial launch of KRYSTEXXA in the EU, if pursued,

•	the cost of manufacturing activities,

•	market acceptance of KRYSTEXXA by physicians and patients in this largely previously untreated patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA, and

•	the timing and cost involved in obtaining regulatory approvals for KRYSTEXXA in countries other than the United States and European Union.

As we continue to commercialize KRYSTEXXA we may need to seek additional funding through customary methods, or to explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional funds or, if such funds are available, such funding may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we explore a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. If funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations	$293,382	$—	$—	$—	$293,382
Interest on long-term debt obligations	120,973	10,944	35,606	51,688	22,735
Post marketing commitments(1)	18,500	4,400	10,600	3,500	—
Purchase commitment obligations(2)	16,507	13,083	1,422	2,002	—
Operating lease obligations	14,063	1,406	2,853	2,949	6,855
Capital lease obligations	218	59	157	2	—
Other commitments(3)	2,242	2,242	—	—	—

Total	$465,885	$32,134	$50,638	$60,141	$322,972

(1)	Post marketing commitments represents our current cost estimates for our U.S. post marketing commitments to the FDA. Our U.S. post marketing commitments are primarily related to our U.S. patient observation study. We have excluded the costs of the EU post marketing commitments from the table, given the uncertainties of us entering into a commercially viable collaboration or partnership opportunity for the commercial launch and distribution of KRYSTEXXA in the EU. The cost of the EU post marketing commitments is estimated to range between $25 million and $30 million for a duration of approximately five years through 2018.
(2)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on our current manufacturing and supply and other agreements in place with third parties. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(3)	Other commitments reflects the following severance and employee retention arrangements:

i.	As a part of the reorganization plan, we have committed to cash retention payments to certain key employees during 2013, excluding senior executives. Our potential commitment, if all recipients are employed at the time of payment, would be approximately $1.0 million during the second quarter of 2013.

ii.	In addition, in order to secure the retention of our senior executives key to the successful operations of our company and to prevent any disruption to the strategic development of our business, we granted cash and stock retention awards to our senior executives which vest as to 50% of the award on specific dates over a two-year period. Our potential commitment, if all of the executives are employed at the time of vesting, is $0.8 million in cash payments during the first quarter of 2014.

iii.	Also included in other commitments is a $0.4 million severance commitment, for two former members of our senior management team which will conclude during 2013.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations “in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on April 1, 2013. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2012.

Accounting Pronouncements

During the quarter ended March 31, 2013, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, and we have denoted with an asterisk (*) in the following discussion those risk factors that are materially revised.

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

(*)We do not plan to commercially launch KRYSTEXXA on our own in Europe or other markets and are instead exploring partnership opportunities in those regions. However, we may be unsuccessful in identifying such partnerships on favorable terms or consummating such partnerships. If we are not successful in these efforts, we may fail to meet our business objectives.

On January 8, 2013, the European Commission approved the marketing authorization application for KRYSTEXXA as a treatment for severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. We do not plan to launch KRYSTEXXA on our own in Europe or other markets and are instead exploring collaboration and partnership opportunities in those regions for the development and commercialization of KRYSTEXXA outside the United States. The exploration of EU collaboration and partnering opportunities has proved to be challenging. Potential collaborators and partners have had difficulty assessing the potential market size in the EU given the slower than originally projected commercial uptake in the United States. Additionally, the cost and infrastructure commitment needed to complete the EU post marketing commitment clinical trials and the uncertainties surrounding the indicated potential price per vial in the EU have also added complications to these discussions. As a result, at this time we cannot estimate the timeline for the consummation of a potential transaction for EU commercialization, if one can be consummated at all, and thus we also cannot estimate the timeline for commercial availability of KRYSTEXXA in the EU.

In addition, we face significant competition in seeking appropriate partners and such arrangements, if consummated, may not be scientifically or commercially successful or we may not be able to enter into such partnerships on favorable terms. If we are unable to reach agreement with a development and commercialization partner on favorable terms, or if such an arrangement is terminated, our ability to develop, commercialize and market KRYSTEXXA may be harmed and we may fail to meet our business objectives for KRYSTEXXA.

The success of any collaboration arrangement will depend heavily on the efforts and activities of our potential collaborators, who will have significant discretion in determining the efforts and resources that they will apply to such collaborations. The risks that we face in connection with potential collaborations include the following:

•

the timing of the actual consummation of a collaboration transaction and the potential that the only available terms for such transaction may allocate a portion of the costs related to the post marketing commitments or the commercial launch of KRYSTEXXA in the EU to us,

•

our collaborator may fail to gain adequate market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community within their territory and fail to achieve the revenues we anticipate in those territories,

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

Our efforts to establish and maintain an internal sales, marketing and commercialization infrastructure and capabilities directed toward our commercialization of KRYSTEXXA in the United States have been and will continue to be difficult, expensive and time consuming. We have also recently entered into a Co-Promotion Agreement with Swedish Orphan Biovitrum AB to co-promote their product Kineret ® in the United States, pursuant to which we are obligated to perform an agreed upon sales call plan utilizing our sales representatives. We may not have accurately estimated the size or capabilities of the sales force necessary to successfully commercialize KRYSTEXXA in the U.S. and fulfill our obligations under the Kineret Co-Promotion Agreement. We may not be able to attract, hire, train and retain the qualified sales and marketing personnel necessary to achieve or maintain an effective sales and marketing force for the sale of KRYSTEXXA in the U.S., as well as fulfill our obligations under the Kineret Co-Promotion Agreement, or we may have underestimated the time and expense to achieve these objectives. Similarly, we may not be successful in establishing necessary commercial infrastructure and capabilities, including managed care, medical affairs and pharmacovigilance teams. If our internal sales, marketing, and commercialization infrastructure proves to be inadequate, our ability to market and sell KRYSTEXXA, generate revenue from sales to customers in the U.S. and fulfill our obligations under the Kineret Co-Promotion Agreement will be impaired and result in lower than expected revenues.

Our business and ability to repay our obligations may be harmed if we have inaccurately predicted the market size for KRYSTEXXA, if we fail to appropriately penetrate the market or if we do not price KRYSTEXXA at an appropriate level.

The market size for KRYSTEXXA is difficult to predict with accuracy. The KRYSTEXXA Market Study, completed in July 2011, indicated that there are approximately 120,000 RCG patients in the United States, or approximately 4.2% of the overall annual treated gout population in the United States. However, the actual number of adult patients with RCG in the United States market may be substantially lower than our estimate. Furthermore, not all of these patients may be engaged with the health care system and if engaged in the healthcare system, may not be seeking treatment with Rheumatologists on whom we currently concentrate most of our commercial efforts. Additionally, we believe we are presently only reaching a select portion of this overall market defined by our current approved labeling, as actual customer usage to date appears limited to the most severe RCG patients, whom we estimate as being between 20,000 and 40,000 patients in the United States. Ultimately, the total available market opportunity for KRYSTEXXA and our ability to penetrate that market will depend on, among other things our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, and referrals by various specialty physicians and those in family practice to administering clinicians. We are also engaged in market sizing studies for KRYSTEXXA with respect to the EU and the rest of the world.

(*)The commercial success of KRYSTEXXA in the EU will, in part, depend upon the pricing and reimbursement achieved and the number of patients placed on treatment. The number of patients placed on treatment will depend on many of the factors that also could affect the US market, including the degree of market acceptance by RCG patients, physicians, infusion site personnel and others in the medical community. Additionally, the lack of payor acceptance could adversely affect the market share and revenues.

There are many mechanisms in the EU at the national, regional and local levels that serve to present barriers to use of products. While we have advanced our development of pricing and reimbursement plans for the EU, particularly in the UK, Germany and France, each member state of the EU separately regulates the pricing and reimbursement of pharmaceutical products. Results in regards to pricing in the EU region and current feedback from the member state pricing authorities indicate a potential price per vial in the EU member states that is significantly below the current average selling price in the U.S. If we fail to receive an appropriate price per vial or course of therapy for KRYSTEXXA, or if such pricing determinations are delayed or unreasonably conditioned, then our revenues may be harmed and our business could be materially harmed.

Additionally, our market size calculations by country and our ability to prove that KRYSTEXXA is an effective, safe and cost-effective treatment for the indicated treatment population carries the risk that not all countries and parts of countries agree with our assessment and therefore do not reimburse/fund it for the indicated patients. For example, on May 2, 2013, we received a FAD from NICE of England in which NICE did not recommend KRYSTEXXA for use by the NHS in England and Wales. While NICE agreed that KRYSTEXXA is an effective agent for the treatment of chronic tophaceous gout when used under the approved guidelines for use, NICE found that KRYSTEXXA would not be a cost-effective use of NHS resources.

While the population of patients in the EU appears more restrictive than the U.S. labeling, we believe that it is in fact a similar patient population. We believe the majority of our potential patients are presently treated by the Rheumatologist in the hospital setting. To the extent that this assumption is wrong and that some of our potential patients are in fact treated by other hospital specialists and outside of the hospital setting, this may affect our ability to access these patients and thus reduce the forecasted market size.

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

For instance, if state-specific Medicaid programs do not provide adequate, or any, coverage and reimbursement for KRYSTEXXA, it may have a negative impact on our operations. Recently enacted legislation has increased the amount that pharmaceutical manufacturers are required to rebate to Medicaid and this may have a negative effect on our revenues. Specifically, the minimum rebate for single-source covered outpatient drugs in the Medicaid program has been 23.1% of average manufacturer price since January 1, 2010.

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

If we fail to comply with regulatory requirements or experience unanticipated problems with KRYSTEXXA, the product could be subject to restrictions and be withdrawn from the countries where it has been granted marketing approval and we may be subject to penalties, which would materially harm our business.

The marketing approval for KRYSTEXXA in the United States, along with the manufacturing processes, reporting of safety and adverse events, post-approval commitments, product labeling, advertising and promotional activities, and REMS program, are subject to continual requirements of, and review by, the FDA, including thorough inspections of third-party manufacturing and testing facilities. Similar requirements are in place for the EU approval.

These requirements include submission of safety and other post-marketing information and reports, registration requirements, current Good Manufacturing Practice, or cGMP, relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. The health authorities enforce compliance with cGMP and other requirements through periodic unannounced inspections of manufacturing and laboratory facilities. The health authorities are authorized to inspect manufacturing and testing facilities, marketing literature, records, files, papers, processes, and controls at reasonable times and within reasonable limits and in a reasonable manner, and we cannot refuse to permit entry or inspection.

If, in connection with any future inspection, a health authority finds that we or any of our third-party manufacturers or testing laboratories are not in substantial compliance with cGMP requirements, the health authority may undertake enforcement action against us.

In addition, the approval of KRYSTEXXA is subject to limitations on the indicated uses for which it may be marketed. The approval of KRYSTEXXA also contains requirements for post-marketing testing and surveillance to monitor KRYSTEXXA’s safety and/or efficacy, as well as a commitment to the FDA for an observational trial in 500 patients treated with KRYSTEXXA for one year and a commitment to the EMA for an observational trial in 500 patients treated with KRYSTEXXA for as long as they are on treatment plus three months post treatment with the last dose of KRYSTEXXA to further evaluate and identify if there are any other serious adverse events associated with the administration of KRYSTEXXA. Additionally, we are required by the EMA to perform a clinical study to verify the appropriate dosing in patients weighing greater than 100kg and a clinical study looking at an alternate dosing regimen which could reduce the frequency of gout flares seen with the onset of treatment with KRYSTEXXA. Subsequent discovery of previously unknown problems with KRYSTEXXA or its manufacturing processes, such as safety or adverse events, or failure to comply with regulatory requirements, may result in, for example:

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

If any of these events were to occur, our business could be materially harmed.

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

KRYSTEXXA is approved in the United States for the treatment of chronic gout in adult patients refractory to conventional therapies and recently was approved in the EU as a treatment for severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. By far, the most prevalent current treatment for gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Allopurinol is a generic and inexpensive treatment which has achieved widespread acceptance by payors, physicians and patients. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, Uloric (febuxostat) was approved by the FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through a similar mechanism of action as allopurinol. Although febuxostat is labeled for the chronic management of hyperuricemia in patients with gout, febuxostat is also used in patients who cannot tolerate allopurinol or where allopurinol is contraindicated. If patients are given febuxostat prior to treatment with KRYSTEXXA, the market demand for KRYSTEXXA may be affected. Each of these approved treatments is both less expensive than KRYSTEXXA and available as a pill. Pills are significantly more convenient for patients than KRYSTEXXA, which requires a visit to an infusion center, hospital or doctor’s office that has infusion capabilities. If KRYSTEXXA does not achieve an adequate level of market acceptance, we may not generate sufficient additional revenues to achieve or maintain profitability. As a result of our recent approval in the EU, we face competition from Benzbromorone as well as Allopurinol and Uloric.

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

KRYSTEXXA was granted orphan drug designation by the FDA in 2001, which we expect will provide the drug with orphan drug marketing exclusivity in the United States until September 2017, seven years from the date of its approval. However, such exclusivity may not effectively protect the product from competition if the FDA determines that a subsequent PEGylated uricase drug for the same indication is safer, more effective or makes a major contribution to patient care, or if we are unable to assure the FDA that sufficient quantities of KRYSTEXXA are available to meet patient demand. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If a subsequent drug is approved for marketing for the same or similar indication we may face increased competition, and our revenues from the sale of KRYSTEXXA will be adversely affected. KRYSTEXXA does not currently have orphan drug status in the EU or other regions of the world.

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

At March 31, 2013, we had $68.8 million in cash, cash equivalents and short-term investments, as compared to $96.3 million at December 31, 2012. At March 31, 2013, we had an accumulated deficit of $560.4 million.

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

Although our Board of Directors may from time-to-time evaluate strategic alternatives available to us to maximize value, we are proceeding with our commercialization of KRYSTEXXA in the United States, and with the European Commission marketing authorization approval in hand we are continuing to explore commercially viable partnership opportunities in the EU and other foreign jurisdictions. Our future capital requirements will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of clinical development activities, if any, directed to potential label expansion for KRYSTEXXA in the United States, EU and other foreign countries,

•	the cost and results of our post-approval commitments to the FDA and European Medicines Agency, as applicable,

•	our ability to establish and maintain additional collaborative arrangements relating to the commercialization of KRYSTEXXA in the EU or in other jurisdictions outside of the United States, and

•	the cost of manufacturing activities.

Based on our current commercialization plans for KRYSTEXXA, including, among other things, our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities and our post marketing commitments for KRYSTEXXA in the United States, our current strategy with respect to post authorization commitments in the EU, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting, taking into account our current internal pricing strategy, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operations for at least the next twelve months. This estimate also reflects the ongoing effects of our July 2012 reorganization plan and our current project assessing and re-evaluating our cost structure, which we expect will generate significant operating expense savings during the 2013-2014 time period.

We expect that the cash needed to successfully commercialize KRYSTEXXA in the United States and the rest of the world and to seek regulatory approvals in other foreign countries will be substantial, and we may need to seek additional funding through customary methods or explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we pursue a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. There are substantial limitations in the indenture governing the 2019 Notes on our ability to issue additional debt securities. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

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

If we market KRYSTEXXA in a manner that violates U.S. healthcare fraud and abuse laws, or if we violate false claims laws or fail to comply with our reporting and payment obligations under the Medicaid Rebate Program or other US governmental pricing programs, we may be subject to civil or criminal penalties or additional reimbursement requirements and sanctions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can subject that company to significant liability. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we use both internal and external resources to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes and false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

In some foreign countries, particularly the member states of the EU and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take, at a minimum, an additional six to 12 months after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval for KRYSTEXXA in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. The conduct of such a clinical trial would be expensive and result in delays in commercialization of KRYSTEXXA in such markets. If reimbursement is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

(*)As part of the European Commission’s approval of our marketing authorization for KRYSTEXXA, we are required to undertake post-marketing commitments, including certain clinical trials primarily focused on further examining safety aspects of treatment with KRYSTEXXA. These clinical studies are costly and are required to be conducted regardless of whether we consummate a partnership for EU commercialization and thus may adversely affect our liquidity and financial condition. If we fail to conduct these post-marketing commitments, maintenance of our marketing authorization could be at risk and if lost this could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As part of our European Commission approval, in order to further evaluate additional safety data associated with the administration of KRYSTEXXA, we are required to conduct an observational trial in 500 patients treated with KRYSTEXXA for as long as they are on treatment plus three months post treatment with KRYSTEXXA. Additionally, we are required to perform a clinical study to verify the appropriate dosing in patients weighing greater than 100kg and a clinical study looking at an alternate dosing regimen which could reduce the frequency of gout flares seen with the onset of treatment with KRYSTEXXA. The cost of these post-marketing commitment clinical trials is estimated to be $25 to $30 million which would be incurred in the period through 2018. As previously stated, we do not plan to launch KRYSTEXXA on our own in Europe and are instead exploring collaboration and partnership opportunities in the EU, pursuant to the terms of which the cost of these post-marketing commitment clinical trials could either be absorbed by the partner or funded by payments that we receive. If we are unable to consummate a collaboration or partnership for the EU, or if such an arrangement is terminated, our ability to fund our post-marketing commitments may be harmed, or our liquidity and financial condition could be adversely affected. If we fail to conduct these post-marketing commitments or obtain modification or relief from these commitments from the European Commission, maintaining our marketing authorization for KRYSTEXXA in the EU could be at risk and if lost our business, results of operations, growth prospects and financial condition may be materially adversely affected.

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

Before obtaining regulatory approval for the sale of KRYSTEXXA in their respective jurisdictions, we must provide foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective. We may also be required, or we may elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of our applications for regulatory marketing approval in jurisdictions outside the United States and EU. Regulatory authorities in jurisdictions outside the United States and EU may require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. Further, we may decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA following its approval in other jurisdictions. For example, we have made a post-approval commitment to the FDA that we will conduct the observational trial to further evaluate and identify any serious adverse events associated with the administration of KRYSTEXXA therapy. Finally, we may conduct additional clinical trials in connection with our efforts to expand the clinical utility of KRYSTEXXA into populations beyond RCG. Clinical trials of KRYSTEXXA must comply with the regulatory requirements of numerous regulatory agencies in other countries. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results.

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

In the past, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. When our third-party manufacturers recommence manufacturing KRYSTEXXA for us, if we experience additional batch failures in the future, our gross margin in selling KRYSTEXXA will decrease and we may not have enough product to meet demand and the FDA may require us to take further steps to address issues related to our manufacturing process, any of which could materially harm our commercialization efforts.

In the second half of 2010, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. Although we believe that these batch failures are within normal industry failure rates experienced for the commencement of biologic commercial manufacturing, this failure rate is nonetheless above the level that we believe to be acceptable for normal ongoing operations. With the assistance of an outside manufacturing and quality consulting firm, we completed a review of these batch failures. Although we believe that we identified the root cause of the batch failures, we may experience further batch failures when our third-party manufacturers recommence manufacturing for us. Under our direction, our third-party contract manufacturers have implemented remediation steps that we believe will continue to minimize or eliminate these failures in the future. However, the remediation steps that we have implemented may fail to minimize or eliminate future batch failures.

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

Qualifying a global secondary source supplier of drug substance, any other change to any of our third-party manufacturers for KRYSTEXXA or any change in the location where KRYSTEXXA is manufactured requires prior health authority review, approval of the manufacturing process and procedures for KRYSTEXXA manufacture. This qualification, regulatory review and approval will be costly and time consuming and could delay or prevent the manufacture of KRYSTEXXA at such facility.

We are continuing our re-evaluation of whether to continue our efforts to validate Fujifilm Diosynth Biotechnologies USA LLC, or Fujifilm, as a potential secondary source supplier of the pegloticase drug substance used in the manufacture of KRYSTEXXA. Should we proceed, this supplier is required to produce validation batches of the drug substance to demonstrate to the relevant health authorities in the countries where KRYSTEXXA is approved, including the FDA, in connection with theirs consideration of Fujifilm as a secondary source supplier, that the materials produced by this supplier are comparable to those produced at BTG. If we do not establish to the satisfaction of the relevant health authorities that the drug substance manufactured by the potential secondary source supplier is comparable to the drug substance manufactured at BTG, we will not be permitted to use the drug substance manufactured by the secondary source supplier in the formulation of KRYSTEXXA for marketing in such country. During the first quarter of 2010, the conformance batch production campaign commenced, and as a result of batch failures, based on one manufacturing specification, the campaign was terminated in December 2010. We renegotiated the agreement with Fujifilm in June 2011.

If a health authority requires that we conduct clinical or non-clinical trials to demonstrate that the drug substance manufactured by Fujifilm is equivalent to the drug substance manufactured by BTG, we would incur significant additional costs and delays in qualifying Fujifilm for the drug substance. If we elect to manufacture the drug substance used in KRYSTEXXA at the facility of another third-party supplier, if we elect to utilize a new facility to fill and finish KRYSTEXXA or if we change the location where KRYSTEXXA is manufactured, we would need to ensure that the new facility and the manufacturing process are in substantial compliance with the relevant heath authority’s cGMPs and obtain prior approval. Any such new facility could also be subject to a pre-approval inspection by the relevant health authority, and a successful technology transfer and subsequent validation of the manufacturing process would be required by such health authority, all of which are expensive and time-consuming endeavors. Any delays or failures in satisfying these requirements could delay our ability to manufacture KRYSTEXXA in quantities sufficient to satisfy market demand and our needs for any future clinical trials or other development purposes.

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

The agreement with MVP and Duke remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of KRYSTEXXA in such country or the date of expiration of the last-to-expire patent covered by the agreement in such country. The licensors may terminate the agreement with respect to the countries affected upon our material breach, if not cured within a specified period of time, immediately after our third or subsequent material breach of the agreement or our fraud, willful misconduct or illegal conduct. The licensors may also terminate the agreement in the event of our bankruptcy or insolvency. Upon a termination of the agreement in one or more countries, all intellectual property rights, regulatory applications and pre-clinical and clinical data conveyed to us by MVP and Duke under the agreement with respect to the terminated countries, revert to MVP and Duke and we are permitted to sell off any remaining inventory of KRYSTEXXA for such countries.

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

Risks relating to our results of operations, common stock and indebtedness.

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
(Principal Executive Officer and duly authorized officer)

By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

By:	/s/ David G. Gionco
David G. Gionco
Group Vice President, Finance
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 15, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document