Form 10-Q
period 2013-06-30
SAVIENT PHARMACEUTICALS INC
filed 2013-08-14
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of August 9, 2013 was 73,467,367.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$38,343	$50,332
Short-term investments	13,131	45,949
Accounts receivable, net	7,753	4,341
Inventories, net	1,575	4,325
Prepaid expenses and other current assets	3,819	4,367

Total current assets	64,621	109,314

Property and equipment, net	1,804	2,050
Deferred financing costs, net	4,505	4,969
Restricted cash and other assets	2,827	2,873

Total assets	$73,757	$119,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,425	$3,435
Deferred revenues	1,480	580
Warrant liability	1,438	2,935
Accrued interest	3,154	3,150
Other current liabilities	16,719	21,516

Total current liabilities	26,216	31,616

Convertible notes, net of discount of $23,388 at June 30, 2013 and $25,354 at December 31, 2012	99,053	97,087
Senior secured notes, net of discount of $38,670 at June 30, 2013 and $45,114 at December 31, 2012	132,271	125,827
Other liabilities	2,839	2,973
Stockholders’ Deficit:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 73,709,000 shares issued and outstanding at June 30, 2013 and 73,083,000 shares issued and outstanding at December 31, 2012	737	731

Additional paid-in-capital	399,340	397,191
Accumulated deficit	(585,793)	(535,915)
Accumulated other comprehensive loss	(906)	(304)

Total stockholders’ deficit	(186,622)	(138,297)

Total liabilities and stockholders’ deficit	$73,757	$119,206

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$6,280	$4,626	$10,972	$8,160
Co-promotion revenue	382	—	382	—

Total Revenues	6,662	4,626	11,354	8,160
Cost and expenses:
Cost of goods sold	2,038	6,727	5,588	8,447
Research and development	6,026	6,705	12,160	13,951
Selling, general and administrative	17,807	27,327	32,963	51,579

	25,871	40,759	50,711	73,977

Operating loss	(19,209)	(36,133)	(39,357)	(65,817)
Investment income, net	20	41	53	84
Interest expense on debt	(7,237)	(5,600)	(14,316)	(10,157)
Gain on extinguishment of debt	—	21,800	—	21,800
Other income, net	994	3,513	1,500	3,513

Loss before income taxes	(25,432)	(16,379)	(52,120)	(50,577)
Income tax benefit	—	—	2,242	—

Net loss	$(25,432)	$(16,379)	$(49,878)	$(50,577)

Loss per common share:
Basic and diluted	$(0.35)	$(0.23)	$(0.69)	$(0.72)

Weighted-average number of common shares:
Basic and diluted	72,141	70,721	71,905	70,596

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(25,432)	$(16,379)	$(49,878)	$(50,577)
Other comprehensive loss:
Foreign currency translation, net	(261)	197	(602)	151

Comprehensive loss	$(25,693)	$(16,182)	$(50,480)	$(50,426)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2012	73,083	$731	$397,191	$(535,915)	$(304)	$(138,297)
Net loss	—	—	—	(49,878)	—	(49,878)
Restricted stock grants	642	6	(6)	—	—	—
Forfeiture of restricted stock grants	(194)	(2)	2	—	—	—
Issuance of common stock	178	2	137	—	—	139
Stock compensation expense	—	—	2,016	—	—	2,016
Other comprehensive loss	—	—	—	—	(602)	(602)

Balance, June 30, 2013	73,709	$737	$399,340	$(585,793)	$(906)	$(186,622)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(49,878)	$(50,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	215
Accretion of debt discount	8,410	4,505
Gain on extinguishment of debt	—	(21,800)
Valuation change in warrant liability	(1,497)	(3,792)
Amortization of deferred financing costs	430	287
Stock compensation expense	2,016	3,980
Other	4	255
Changes in:
Accounts receivable, net	(3,412)	(940)
Inventories, net	2,750	619
Prepaid expenses and other current assets	582	(3,541)
Other assets	46	(40)
Accounts payable	(10)	(1,495)
Accrued interest on convertible notes	4	(1,489)
Other current liabilities	(4,837)	2,794
Deferred revenues	900	14
Other liabilities	(134)	511

Net cash used in operating activities	(44,384)	(70,494)

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	33,386	35,875
Purchases of held-to-maturity securities	(568)	(29,929)
Capital expenditures	—	(279)
Changes in restricted cash	—	(350)

Net cash provided by investing activities	32,818	5,317

Cash flows from financing activities:
Proceeds from issuance of common stock	139	337
Proceeds from issuance of debt, net of expenses	—	43,058

Net cash provided by financing activities	139	43,395
Effect of exchange rate changes	(562)	151

Net decrease in cash and cash equivalents	(11,989)	(21,631)
Cash and cash equivalents at beginning of period	50,332	114,094

Cash and cash equivalents at end of period	$38,343	$92,463

Supplementary Information
Other information:
Income tax paid	$—	$—

Interest paid	$5,472	$5,470

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s (“Savient” or the “Company”) financial position at June 30, 2013, the results of its operations for the three and six-month periods ended June 30, 2013 and 2012, and cash flows for the six-month periods ended June 30, 2013 and 2012. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

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

Recently Issued Accounting Pronouncements

During the quarter ended June 30, 2013, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments—continued

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents the Company’s cash and cash equivalents, and investments and including the hierarchy for its financial instruments measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

June 30, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$18,692	$18,692	$18,692	$—	$—
Money market funds	19,651	19,651	19,651	—	—

Total cash and cash equivalents	38,343	38,343	38,343	—	—

Short-term investments:
Certificates of deposit	13,131	13,131	13,131	—	—

Restricted cash:
Certificates of deposit	1,655	1,655	1,655	—	—

Total	$53,129	$53,129	$53,129	$—	$—

Liabilities:
Embedded derivatives:
Debt redemption features	$848	$848	$—	$—	$848
Warrant liability	1,438	1,438	—	—	1,438

Total	$2,286	$2,286	$—	$—	$2,286

December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$14,221	$14,221	$14,221	$—	$—
Money market funds	36,111	36,111	36,111	—	—

Total cash and cash equivalents	50,332	50,332	50,332	—	—

Short-term investments:
Certificates of deposit	45,949	45,949	45,949	—	—

Restricted cash:
Certificates of deposit	2,430	2,430	2,430	—	—

Total	$98,711	$98,711	$98,711	$—	$—

Liabilities:
Embedded derivatives:
Debt redemption features	$848	$848	$—	$—	$848
Warrant liability	2,935	2,935	—	—	2,935

Total	$3,783	$3,783	$—	$—	$3,783

The Company’s short-term investment in certificates of deposits at June 30, 2013 and December 31, 2012 had maturity dates of less than one year.

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six-month period ended June 30, 2013:

	Warrant Liability	Debt Redemption Features
	(In thousands)
Level 3
Balance at December 31, 2012	2,935	848
Unrealized gain	(1,497)	—

Balance at June 30, 2013	$1,438	$848

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments—continued

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

In accordance with FASB ASC 815, Derivatives and Hedging, the Company has separately accounted for certain contingent debt features of its senior secured 2019 Notes, as described more fully in Note 7, as embedded derivative instruments, which are measured at fair value. Changes in the fair value of these embedded derivatives are recognized in earnings as a component of other income, net in the consolidated statements of operations. Key inputs into the valuation model are interest rate volatility, risk-free interest rates, bond yields, credit spreads and certain probabilities determined by management.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other current liabilities and debt obligations. The carrying amounts of the Company’s cash equivalents, accounts receivable, current liabilities and accounts payable approximate their fair value due to the short-term nature of these instruments.

At June 30, 2013, $170.9 million in principal amount of the 2019 Notes remained outstanding, which had a carrying value of $132.3 million and a fair value of $118.2 million. The fair value of the 2019 Notes is based upon a binomial-tree model using one of more significant unobservable inputs (Level 3). Key inputs into this valuation model are interest rate volatility, risk-free interest rates, bond yields and credit spreads.

At June 30, 2013, $122.4 million in principal amount of the 2018 Convertible Notes remained outstanding, which had a carrying value of $99.1 million and a fair value of $18.4 million. The fair value of the 2018 Convertible Notes at June 30, 2013 and December 31, 2012 is based upon the quoted market prices (Level 1) at June 30, 2013 and December 31, 2012, respectively.

See Note 7 for further discussion of the 2018 Convertible Notes, the 2019 Notes and the exchange agreement.

Note 4—Inventories

At June 30, 2013 and December 31, 2012, inventories at cost, net of reserves, were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$2,949	$2,949
Work in progress	6,863	7,331
Finished goods	1,290	1,282

Inventory at cost	11,102	11,562
Inventory reserves	(9,527)	(7,237)

Total	$1,575	$4,325

Note 5—Property and Equipment, Net

Property and equipment, net at June 30, 2013 and December 31, 2012 is summarized below:

	June 30, 2013	December 31, 2012
	(In thousands)
Office equipment	$662	$3,071
Office equipment—capital leases	213	231
Leasehold improvements	1,496	3,015

	2,371	6,317
Accumulated depreciation and amortization	(567)	(4,267)

Total	$1,804	$2,050

Depreciation and amortization expense was approximately $0.1 million and $0.2 million for each of the three and six-month periods ended June 30, 2013 and 2012, respectively. During the three and six-months periods ended June 30, 2013, the Company wrote-off $4.0 million of fully depreciated fixed assets.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 6—Other Current Liabilities

The components of other current liabilities at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Reserve for inventory purchase and other contractual commitments	$3,821	$5,174
Salaries, bonuses and related expenses	3,101	6,260
Severance	2,797	683
Returned product liability	1,139	1,139
Accrued royalties	845	1,634
Legal and professional fees	762	720
Allowance for product rebates and other chargebacks	682	239
Manufacturing and technology transfer services	625	839
Allowance for product returns	428	525
Selling and marketing expense accruals	388	1,447
Other	2,131	2,856

Total	$16,719	$21,516

Note 7—Long-Term Obligations

The Company’s long-term obligations at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Senior secured notes due 2019 (2019 Notes)	$132,271	$125,827
4.75% convertible notes due 2018 (2018 Convertible Notes)	99,053	97,087
Capital leases	202	233

	231,526	223,147
Less-current portion of capital leases	59	60

Total	$231,467	$223,087

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 7—Long-Term Obligations—continued

Accounting for the 2019 Notes

The Company has accounted for the 2019 Notes in accordance with the guidance as set forth in FASB ASC 470, Debt and ASC 815 Derivatives and Hedging. Accordingly, the Company recorded a gain of $21.8 million upon the extinguishment of the exchanged 2018 Convertible Notes for Units. The gain resulted from the carrying value of the 2018 Convertible Notes exceeding its fair value. The debt issuance costs related to the 2018 Convertible Notes that were exchanged in the amount of approximately $2.2 million are netted against the gain. In addition, the recording of the gain on extinguishment of debt resulted in a $13.4 million decrease to additional-paid-in-capital. The 2019 Notes were recorded at fair value. The 2019 Notes contain certain redemption features, noted below, that are considered to be embedded derivatives under ASC 815 and require bifurcation from the host debt.

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

2018 Convertible Notes

The 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. At June 30 2013, the 2018 Convertible Notes may be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of 2018 Convertible Notes. The Company may not redeem the 2018 Convertible Notes prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company may redeem for cash all or a portion of the 2018 Convertible Notes at a redemption price equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest. This conversion rate will be adjusted if the Company makes specified types of distributions or enters into certain transactions with respect to the Company’s common stock. The 2018 Convertible Notes are unsecured and subordinate to the 2019 Notes.

The 2018 Convertible Notes may only be converted: (1) during any calendar quarter commencing after June 30, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2018 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2018 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. At June 30, 2013, the 2018 Convertible Notes were not convertible.

The principal balance, unamortized discount and net carrying amount of the 2019 Notes and 2018 Convertible Notes at June 30, 2013 and December 31, 2012 are as follows:

	Liability Component (In thousands)
	Principal Balance	Unamortized Discount	Net Carrying Amount
June 30, 2013
Senior secured notes due 2019	$170,941	$38,670	$132,271
4.75% convertible notes due 2018	122,441	23,388	99,053

	$293,382	$62,058	$231,324

December 31, 2012
Senior secured notes due 2019	$170,941	$45,114	$125,827
4.75% convertible notes due 2018	122,441	25,354	97,087

	$293,382	$70,468	$222,914

Total interest expense under the Company’s long-term debt obligations for the three and six-month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Total Interest Expense	2013	2012	2013	2012
Accretion of debt discount	$4,280	$2,852	$8,410	$4,505
Amortization of debt issue costs	217	114	430	287

Non-cash interest expense	4,497	2,966	8,840	4,792
Accrued interest	2,740	2,634	5,476	5,365

Total Interest Expense	$7,237	$5,600	$14,316	$10,157

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 8—Commitments and Contingencies

Commitments

On May 13, 2013, as part of the Company’s effort to continue to reassess and re-evaluate its overall cost structure and to identify additional expense reductions, the Company committed to a plan of termination pursuant to which it reduced its workforce by 27 employees, or approximately 21%. The Company recorded a severance charge of approximately $0.8 million against operations related to this workforce reduction for the three and six-month-periods ended June 30, 2013. During the three and six month-periods ended June 30, 2013, the Company has also entered into severance arrangements with other former employees including the Company’s former President and CEO based on his resignation on June 18, 2013, and recorded additional severance charges of $2.1 million related to these severance arrangements for the three and six-month periods ended June 30, 2013. The Company recorded a severance charge of approximately $0.6 million against operations for the three and six-month-periods ended June 30, 2012.

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

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

June 30, 2013	(In thousands)
Remainder of 2013	710
2014	1,412
2015	1,436
2016	1,460
2017	1,484
Thereafter	6,979

Total minimum payments	$13,481

Rent expense from operations was approximately $0.4 million and $0.9 million for the three-month periods ended June 30, 2013 and 2012, respectively. Rent expense from operations was approximately $1.2 million and $1.6 million, respectively, for the six-month periods ended June 30, 2013 and 2012.

Contingencies

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of our 2018 Convertible Notes, Tang Capital Partners, LP, against the Company and certain of its current directors and three former directors in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against the Company and its current and former directors and also to add additional note-holders as plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against the Company relating to an alleged event of default under the 2018 Indenture. As with the April 30 and May 21 complaints, the June 29 complaint also alleges, among other things, that the Company is insolvent, and seeks the appointment of a receiver. The Company filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the note-holders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under the Company’s convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a memorandum opinion granting both of the Company’s motions. Specifically, the Court determined that the note-holders do not have standing to bring an action to appoint a receiver for the Company and that an event of default has not occurred under the Company’s convertible notes. The Company has moved to dismiss the remaining claims in the June 29 complaint, but that motion has not yet been decided. A hearing on this Motion to Dismiss was held on March 27, 2013. On June 26, 2013, plaintiffs filed a motion seeking entry of a partial final judgment of that portion of the Court of Chancery’s July 23, 2012 memorandum opinion dismissing plaintiffs’ claim for appointment of a receiver in order to seek an appeal in the Delaware Supreme Court. The Court issued a letter opinion on July 12, 2013, directing entry of partial final judgment on that limited issue and further staying considering of the Company’s motion to dismiss the remaining claims pending resolution of any appeal. On July 17, 2013, the Court of Chancery entered an order and partial final judgment. Plaintiffs filed a Notice of Appeal with the Delaware Supreme Court on July 19, 2013. Plaintiffs’ opening appellate brief is due on or before September 3, 2013. Defendants’ appellee answering brief is due thirty (30) days after plaintiffs file their brief, and plaintiffs’ reply brief is due fifteen (15) days thereafter. No oral argument date has been scheduled. On June 8, 2012, the Company filed a cross-complaint against Tang Capital, which it later amended on August 31, 2012. The Company’s amended complaint alleges a claim for breach of a non-disclosure agreement between the Company and Tang Capital and for tortious interference with the Company’s business and contractual relations. The Company’s amended complaint remains outstanding. From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in significant expenditure of the Company’s financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will, individually or in the aggregate, materially harm its business, results of operations, financial condition, liquidity or cash flows.

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

Due to an exercise price adjustment clause within the warrant agreement, in accordance with ASC 815, Derivatives and Hedging, the Company is required to record the fair value of the warrants as a liability. The Company’s warrant liability is marked-to-market each reporting period with the change in fair value recorded as a gain or loss within other income or expense, net on the Company’s consolidated statement of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 9—Stockholders’ Equity—continued

The Company determines the fair value of its warrant liability based on the Black-Sholes pricing model. Historical information is the primary basis for the selection of the expected volatility. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the warrants. The expected term is derived from the remaining contractual term of the warrant. At the date of the transaction, the Company recorded the warrant liability at its fair value of $5.3 million with a corresponding decrease to additional-paid-in capital. At June 30, 2013, the fair value of the warrant liability was $1.4 million. In February 2011, the Company issued $230 million principal amount of the 2018 Convertible Notes at par that becomes due on February 1, 2018. As part of the accounting for the 2018 Convertible Notes, the Company bifurcated the conversion feature and recorded $35.6 million to additional paid-in-capital, net of a deferred tax liability of $22.7 million and equity issuance costs of $1.9 million. See Note 7 to the consolidated financial statements for further discussion of the 2018 Convertible Notes.

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

At June 30, 2013 and 2012, all in-the-money stock options and unvested restricted stock collectively amounting to 1.4 million and 1.8 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. In addition, at June 30, 2013 warrants to purchase an aggregate of 4.0 million shares of the Company’s Common Stock at an exercise price equal to $1.863 per share in connection with the debt exchange transaction between the Company and certain holders of its 2018 Convertible Notes, described more fully in Note 7, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period. At June 30, 2013 and 2012, approximately 9.3 million shares, in each respective period, related to the Company’s 2018 Convertible Notes, calculated “as if” the 2018 Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

Note 11—Share-Based Compensation

In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 1,216,389 shares remain available for issuance pursuant to future grants at June 30, 2013.

Total compensation cost charged against operations for the three-month periods ended June 30, 2013 and 2012 was $1.1 million and $2.8 million, respectively. Total compensation cost charged against operations for the six-month periods ended June 30, 2013 and 2012 was $2.0 million and $4.0 million, respectively. The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Research and development	$288	$507	$539	$758
Selling, general and administrative	768	2,255	1,477	3,222

Total non-cash compensation expense related to share-based compensation included in operating expense	$1,056	$2,762	$2,016	$3,980

Stock Options

The weighted-average key assumptions used in determining the fair value of stock options granted for the three and six-month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average volatility	107.4%	95%	106.9%	94%
Weighted-average risk-free interest rate	0.9%	0.8%	0.8%	1.0%
Weighted-average expected life in years	5.0	4.9	4.9	5.4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$0.56	$0.60	$0.73	$1.27

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

The Company did not issue any shares of common stock upon the exercise of stock options for the three and six-month periods ended June 30, 2013 and 2012. For the three-month periods ended June 30, 2013 and 2012, approximately $0.4 million and $1.8 million, respectively, of stock option compensation expense was charged against operations. For the six-month periods ended June 30, 2013 and 2012, approximately $1.0 million and $3.1 million, respectively, of stock option compensation expense was charged against operations. As of June 30, 2013, there was $2.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 1.77 years.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation—continued

The following table summarizes the activity related to the Company’s stock options for the six-month period ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2012	4,027	$5.16	7.76	$208
Granted	1,290	0.95	—	—
Exercised	—	—	—	—
Cancelled	(626)	3.33	—	—

Outstanding at June 30, 2013	$4,691	$4.24	7.83	$—

Exercisable at June 30, 2013	2,200	$5.89	6.41	$—

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Stock Options that Contain Performance and Market-Based Conditions

For the three-month periods ended June 30, 2013 and 2012 the company did not recognize any compensation expense related to stock options that contain performance or market based conditions (“performance options”). For the six-month period ended June 30, 2013 approximately $26,000 of compensation expense related to performance options was charged against operations. For the six-month period ended June 30, 2012 the company recognized approximately $0.5 million of income as a result of reversal of previous recorded performance option related compensation expense. As of June 30, 2013, approximately 871,364 performance options remain unvested.

The following table summarizes the activity related to the Company’s performance options for the six-month period ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2012	953	$3.73	9.30	$74
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(81)	5.14	—	—

Outstanding at June 30, 2013	872	$3.60	8.57	$—

Exercisable at June 30, 2013	476	$3.73	8.35	$—

Restricted Stock and Restricted Stock Units

For the three-month periods ended June 30, 2013 the Company did not issue any restricted stock or restricted units. For the three-month period ended June 30, 2012, the Company issued 304,000 shares of restricted stock amounting to approximately $0.2 million in total aggregate fair market value. During the six-month periods ended June 30, 2013 and 2012, the Company issued 641,933 and 1,597,000 shares of restricted stock amounting to $0.6 million and $3.0 million in total aggregate fair market value. For the three-month periods ended June 30, 2013 and 2012, approximately $0.6 million and $0.7 million, respectively, of deferred restricted stock compensation cost was charged against operations. For the six-month periods ended June 30, 2013 and 2012, approximately $1.2 million and $1.3 million, respectively, of deferred restricted stock compensation cost was charged against operations. At June 30, 2013, approximately 1,412,464 shares remained unvested and there was approximately $3.4 million of unrecognized compensation cost related to restricted stock and restricted stock units (“RSU’s”).

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 11—Share-Based Compensation—continued

The following table summarizes the activity related to the Company’s restricted stock and RSU’s for the six-month period ended June 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2012	1,830	$2.74
Granted	642	0.94
Vested	(866)	2.39
Forfeited	(194)	1.58

Unvested at June 30, 2013	1,412	$2.30

The total grant date fair value of restricted shares vested for the six-month periods ended June 30, 2013 and 2012, was $ 2.1 million and $1.7 million, respectively.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan (the “1998 ESPP”). The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “IRC”). Under the 1998 ESPP, the Company granted rights to purchase shares of common stock under the 1998 ESPP (“Rights”) at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP was considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. On March 27, 2013, the Company terminated the 1998 ESPP. For the three and six-month periods ended June 30, 2013, the Company recorded minimal expense related to participation in the 1998 ESPP. For the three and six-month periods ended June 30, 2012, the Company recorded approximately $0.3 million and $0.7 million, respectively, of compensation expense related to participation in the 1998 ESPP.

Note 12—Co-Promotion Revenue

In the first quarter of 2013 the Company entered into an agreement with Swedish Orphan Biovitrum AB (“Sobi”), an international specialty healthcare company dedicated to rare diseases, for the co-promotion of Kineret ®, a treatment for rheumatoid arthritis, in the U.S. Under the terms of the agreement, Sobi has granted to the Company the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. The Company began marketing and promoting Kineret on April 1, 2013. The Company earns a co-promotion fee based on incremental gross profit earned from Kineret in a year as compared to a baseline year. The Company is obligated to perform an agreed upon sales call plan utilizing its current sales representatives. Pursuant to the terms of the agreement, the fee is subject to adjustment by Sobi if the Company fails to meet certain prescribed minimum Kineret product presentation requirements in a given sales quarter.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Unaudited)

Note 13—Income Taxes

The State of New Jersey provides the Technology Business Tax Certificate Transfer Program enabling approved unprofitable biotechnology businesses to sell their unused New Jersey net operating loss carryforwards and other tax attributes to unaffiliated, profitable corporate taxpayers operating in the State of New Jersey, for cash. The Company has participated in this program and sold state tax benefits totaling $2.4 million during the quarter ended March 31, 2013. The attributes sold were New Jersey net operating losses generated during 2007 and 2008. The Company received a cash payment of $2.2 million in connection with the transaction. This amount is reflected in the financial statements as a state tax benefit.

The total amount of federal, foreign, state and local unrecognized tax benefits was $2.7 million at June 30, 2013 and $2.7 million at December 31, 2012. Interest and penalty expense has not been accrued as the company has significant tax benefits to utilize if the liability is actually realized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. At June 30, 2013, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. For further details of the deferred tax assets and related valuation allowance, please refer to the Company’s 2012 Annual Report on Form 10-K.

Note 14—Other income, Net

The Company’s other income, net for the three and six-month periods ended June 30, 2013 and 2012, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Unrealized gain on change in fair value of warrant liability	$752	$3,792	$1,497	$3,792
Foreign currency transaction gains (losses)	259	(273)	40	(257)
Other non-operating expenses	(17)	(6)	(37)	(22)

Total other income, net	$994	$3,513	$1,500	$3,513

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis of financial condition and results of operations, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements contained in or incorporated by reference into this report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, future actions, future performance, projected costs and expenses, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, projections for current alliances, co-promotes and partnerships, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” “would,” “could,” “should,” “target” and similar expressions, to identify forward-looking statements. These forward-looking statements include, among others, statements relating to the success of our marketing efforts and our ability to commercialize KRYSTEXXA, market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community, our plans in the European Union and the rest of the world, the potential for our entering into partnering or collaboration arrangements to commercially launch KRYSTEXXA in the European Union under the marketing authorization received from the European Commission and in the rest of the world, the ability of any partner we may have to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community within their territory, market acceptance of reimbursement risks with third-party payors generally and in particular following price increase actions, the risk that the market for KRYSTEXXA in the United States, European Union and other regions, is smaller than we have anticipated, our plans for the expansion of clinical utility for KRYSTEXXA, our ability to service our outstanding debt, fund our operations and raise additional capital needed to achieve our business objectives, our reliance on third parties to market, distribute and sell KRYSTEXXA outside the United States, our reliance on third parties to manufacture KRYSTEXXA, and our ability to meet the stringent regulatory requirements governing the biopharmaceutical industry.

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

Overview

We are a specialty biopharmaceutical company focused on commercializing KRYSTEXXA (pegloticase) throughout the world. KRYSTEXXA was approved for marketing by the U.S. Food and Drug Administration, or FDA, on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. On January 8, 2013, our wholly owned subsidiary, Savient Pharma Ireland Limited, was granted a marketing authorization from the European Commission for KRYSTEXXA to be marketed in the European Union, or EU. At this time we cannot estimate the timeline for commercial availability of KRYSTEXXA in the EU and other regions around the world as we require partners or collaborators in order to commercialize the product in those regions. To date, our efforts to commercialize KRYSTEXXA in the EU have not resulted in a partnership or collaboration opportunity that is commercially viable. As a result, we do not expect commercial availability of KRYSTEXXA in the EU in the near term and, while we will continue to explore options for the EU and the rest of the world, we will be focusing our efforts on the commercialization of KRYSTEXXA in the U.S. Additionally, on May 2, 2013, we received a Final Appraisal Determination, or FAD, from the National Institute for Health and Care Excellence, or NICE, of England, in which NICE did not recommend KRYSTEXXA for use by the NHS in England and Wales. NICE agrees that KRYSTEXXA is an effective agent for the treatment of chronic tophaceous gout when used under the approved guidelines for use, however, NICE found that KRYSTEXXA would not be a cost-effective use of NHS resources.

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

Determining the market size for KRYSTEXXA is difficult to predict with accuracy. In the first half of 2011, we completed what we refer to as the KRYSTEXXA Market Study in collaboration with a leading independent life science consulting firm. This comprehensive market research study, completed using both secondary data sources and primary market research, indicated that there are approximately 120,000 RCG patients in the United States, or approximately 4.2% of the overall annual treated gout population in the United States. However, through further work we have determined that not all of these patients are engaged in the healthcare system and if engaged in the healthcare system, are not seeking treatment with Rheumatologists which is the physician specialty on whom we currently concentrate most of our commercial efforts. Additionally, we estimate that only between 20,000 and 40,000 of the most severe RCG patients in the United States are being treated by the Rheumatologists that we currently target, and that, according to a follow-on study completed in June 2013, only approximately 9,000 of these patients are seen by Rheumatologists most likely to prescribe KRYSTEXXA. Ultimately, the total available market opportunity for KRYSTEXXA and our ability to penetrate that market will depend on, among other things, our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, referrals by various specialty physicians and those in family practice to administering clinicians, and our financial resources to support commercialization activities.

We believe that the clinical community and payors will continue to see the value of KRYSTEXXA and that there is a certain amount of price inelasticity for the product. Since the beginning of 2012, we increased the selling price of KRYSTEXXA by approximately 134% from the original list price of $2,300 per 8 mg vial to, most recently, $5,390 per 8 mg vial, effective May 17, 2013.

On July 9, 2012, we initiated a reorganization plan which includes organizational changes designed to improve our operational efficiencies while ensuring continued focus on the commercialization of KRYSTEXXA and the advancement of our clinical development programs. As part of the initiative, we decreased our work-force by approximately 35%, including vacancies, effective September 10, 2012. On May 13, 2013, we committed to a plan of termination pursuant to which 27 employees, or approximately 21% of the current workforce, were terminated. We incurred a charge of approximately $0.8 million against operations in the second quarter of 2013 for the cost of these terminations. As we proceed forward with the commercialization of KRYSTEXXA, we may adjust the size of our organization as necessary. On May 21, 2013, we initiated an additional reorganization plan that resulted from our reassessment of our domestic and international operation. As part of this plan, we have initiated significant non-labor related cost savings initiatives across commercial, research and development and general and administrative functional areas. Additionally, during the second quarter of 2013, we also entered into severance arrangements with other former employees including our former President and CEO based on his resignation on June 18, 2013, and recorded additional severance charges of $2.1 million related to these severance arrangements. We expect that our July 2012 and May 2013 reorganization plans will generate significant operating expense savings during 2013 and thereafter, by reducing workforce and non-workforce related operating expenses across all functional areas.

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

During the first quarter of 2012, we updated our clinical development plan for KRYSTEXXA and are undertaking a targeted and focused approach to expanding the clinical utility of KRYSTEXXA into populations beyond RCG. For example, a significant number of severe gout patients have underlying chronic renal disease that can affect treatment options. Clinicians are reluctant to use conventional urate lowering agents in patients with significant renal disease and when they do use them, it is often in doses that have little effect on serum uric acid levels. Further, in patients with gout who have undergone solid organ transplantation, including renal transplantation, the use of conventional urate lowering treatments is actually contraindicated in many of those patients receiving certain types of immunosuppressive agents. Certain results observed in the Phase 3 clinical trials for KRYSTEXXA predict the efficacy treatment with KRYSTEXXA in these circumstances. In view of these findings, a key area of focus for our clinical development plan will be to confirm that KRYSTEXXA is not dialyzable. A study looking at the use of KRYSTEXXA in patients undergoing renal dialysis has been completed and the data will be presented at major congresses this fall. We are also interested in exploring whether KRYSTEXXA can be used safely and effectively in patients with gout who have undergone solid organ transplantation. We believe these are areas of significant unmet medical needs in view of the difficulties with conventional urate lowering therapies, or ULTs, in these populations.

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

At the June 2013 EULAR meeting, two abstracts were presented highlighting the post-marketing safety data for KRYSTEXXA. We have submitted six abstracts for presentation at the 2013 ACR meeting in October and submitted one abstract for presentation at the American Society of Nephrology later this year.

On January 1, 2012, KRYSTEXXA received a permanent J Code, which facilitates reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We were also awarded a contract from the U.S. Veterans Administration, or VA, which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price of $2,300 per 8 mg vial. On May 17, 2013, we increased the list selling price of KRYSTEXXA to $5,390 per 8 mg vial and VA member patients now receive an approximate 71% discount to our list price. We expect that this discount will increase in the future contingent on price actions that we may take. The VA has also recently issued a KRYSTEXXA monograph and criteria for use. In addition, KRYSTEXXA currently enjoys broad coverage for RCG patients through managed care and private payor organizations. Also, ACR published their treatment guidelines for gout and KRYSTEXXA was included in these guidelines. In six of nine case scenarios defined by ACR, KRYSTEXXA is considered an appropriate therapeutic option for treatment of refractory disease.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA. We believe that this initiative allows patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out of pocket expense.

We have built an inventory of finished KRYSTEXXA product for the United States market at June 30, 2013 that is packaged and labeled for distribution, and have on hand additional supplies of drug product that are scheduled to be packaged and labeled as part of our ongoing approved commercial manufacturing process. Based on our inventory on hand and in process, we believe we have sufficient inventory to meet our internal market estimates until at least the second quarter of 2014.

On January 8, 2013, our wholly owned subsidiary, Savient Pharma Ireland Limited, was granted a marketing authorization from the European Commission for KRYSTEXXA in the EU, for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. As part of the marketing authorization received from the European Commission on January 8, 2013, we are responsible for certain post-marketing commitment clinical trials primarily designed to further examine the safety of KRYSTEXXA. The post-marketing commitment clinical trials required under the marketing authorization and are estimated to cost between $25 million and $30 million over a period of approximately five years. However, because we do not currently have a viable opportunity to commercialize KRYSTEXXA in the EU, and given our lack of capital resources and infrastructure in the EU, on May 28, 2013 we informed the Committee for Medicinal Products for Human Use (CHMP) that some of the commitments will not commence until Krystexxa is commercialized in the EU.

We do not have infrastructure in the EU that is capable of handling the commercial launch and distribution of KRYSTEXXA, nor do we have plans to create such infrastructure. We have therefore been pursuing an examination of various collaboration and partnership opportunities for the commercial launch and distribution of KRYSTEXXA in the EU. Identifying commercially viable EU collaboration and partnering opportunities has proved to be challenging. Potential collaborators and partners have had difficulty assessing the potential market size in the EU, given the slower than originally projected commercial uptake in the United States. Additionally, the cost and infrastructure commitment needed to complete the post marketing commitment clinical trials and the uncertainties surrounding the indicated potential price per vial in the member countries of the EU have also added complications to these discussions. As a result, we do not expect to commercialize KRYSTEXXA in the EU in the near term and we cannot estimate whether we will identify opportunities to commercialize KRYSTEXXA in the EU in the longer term. Given the above developments relating to KRYSTEXXA in Europe, we are and will be significantly moderating our expenditures in the region unless and until such time as there is greater certainty regarding commercialization timing in the region.

We also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin® . The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We believe that revenues from Oxandrin and our authorized generic version of oxandrolone will continue to decrease in future periods primarily as a result of the expiration of our contract agreement with our third-party manufacturer. We do not actively market and do not plan to seek a new third-party manufacturer of Oxandrin or oxandrolone.

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

We currently operate within one “Specialty Pharmaceutical” segment, which includes the sales and research and development of KRYSTEXXA, co-promotion activities for Kineret and sales of Oxandrin and oxandrolone. Total revenues were $6.7 million for the three months ended June 30, 2013, an increase of $2.1 million, or 44%, from $4.6 million for the three months ended June 30, 2012.

Recent Changes in our Senior Management

On June 18, 2013, our board of directors (the “Board”) formed an Office of the President, consisting of Richard Crowley, who is serving as Co-President and Chief Operating Officer, John P. Hamill, who is serving as Co-President and Chief Financial Officer and Philip K. Yachmetz who is serving as Co-President and Chief Business Officer, upon the departure of Louis Ferrari, who resigned as President, Chief Executive Officer and director on the same day.

Results of Operations

For six-month period ended June 30, 2013, our operating results were substantially driven by expenses related to the commercialization of KRYSTEXXA. We anticipate net operating losses for the remainder of 2013 and the foreseeable future as we continue to commercialize and develop KRYSTEXXA. Our expenses relating to the commercialization and development of KRYSTEXXA will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of our post-approval commitments to the FDA and European Commission, as applicable,

•	the timing of, and the costs involved in, obtaining regulatory approvals for KRYSTEXXA in countries other than the U.S. and EU,

•	the cost of manufacturing activities, and

•	clinical development for label expansion.

Our net revenues of $11.4 million for the six-month period ended were derived primarily from product sales of KRYSTEXXA.

Our future revenues depend on our success in the commercialization of KRYSTEXXA including:

•	whether we are successful in executing our commercial strategy for KRYSTEXXA,

•	market acceptance of KRYSTEXXA by physicians and patients in the largely previously untreated RCG patient population,

•	market acceptance of the price that we charge for KRYSTEXXA and under what conditions private and public payors will reimburse patients for KRYSTEXXA,

•	whether and to what extent our label expansion activities for KRYSTEXXA are successful,

•	whether and when we face generic or other competition with respect to KRYSTEXXA, and

•	the timing and costs related to the commercial launch of KRYSTEXXA in the EU, as applicable.

Our future revenues will also be impacted by our ability to expand our product offerings beyond KRYSTEXXA.

The following table summarizes net product sales and co-promotion revenue and their percentage of total revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(In thousands)
KRYSTEXXA	$6,084	91.3%	$3,997	86.4%	$10,484	92.3%	$7,065	86.6%
Oxandrolone	103	1.6%	544	11.8%	277	2.4%	966	11.8%
Oxandrin	93	1.4%	85	1.8%	211	1.9%	129	1.6%

Product sales, net	6,280	94.3%	4,626	100.0%	10,972	96.6%	$8,160	100.0%
Co-promotion revenues	382	5.7%	—	—%	382	3.4%	—	—%

Total Revenues	$6,662	100.0%	$4,626	100.0%	$11,354	100.0%	$8,160	100.0%

The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(In thousands)
Cost of goods sold	$2,038	7.9%	$6,727	16.5%	$5,588	11.0%	$8,447	11.4%
Research and development	6,026	23.3%	6,705	16.5%	12,160	24.0%	13,951	18.9%
Selling, general and administrative	17,807	68.8%	27,327	67.0%	32,963	65.0%	51,579	69.7%

Total costs and expenses	$25,871	100.0%	$40,759	100.0%	$50,711	100.0%	$73,977	100.0%

Results of Operations for the Three-Month Periods Ended June 30, 2013 and June 30, 2012

Revenues

Total net revenues increased $2.1 million, or 44%, to $6.7 million for the three-month period ended June 30, 2013, from $4.6 million for the three-month period ended June 30, 2012, primarily driven by higher KRYSTEXXA net sales.

KRYSTEXXA net sales increased $2.1 million, or 52%, to $6.1 million for the three-month period ended June 30, 2013, from $4.0 million for the three-month period ended June 30, 2012. The increase in KRYSTEXXA net sales is substantially due to the impact of our price increases for the product and to a lesser extent, an increase in year over year sales volume. Since the beginning of 2012, we increased the selling price of KRYSTEXXA by approximately 134% from the original list price of $2,300 per 8 mg vial to, most recently, $5,390 per 8 mg vial, effective May 17, 2013. We sold 2,058 vials and 1,883 vials of KRYSTEXXA during the three-month periods ended June 30, 2013 and 2012, respectively, an increase of 9% year over year. In addition, we sold 1,624 vials and 1,987 vials of KRYSTEXXA during the three-month periods ended March 31, 2013 and December 31, 2012, respectively.

Sales of Oxandrin and our authorized generic version of Oxandrin, oxandrolone, decreased $0.4 million, or 69%, to $0.2 million for the three-month period ended June 30, 2013, from $0.6 million for the three-month period ended June 30, 2012. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan to seek a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products.

Co-promotion revenue of $0.4 million for the three-month period ended June 30, 2013 reflects revenue from Kineret based our agreement with Sobi, in the first quarter of 2013, through which Sobi has granted to us the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. We began marketing and promoting Kineret on April 1, 2013. Under the terms of the agreement, we earn a co-promotion fee from this arrangement based upon fifty percent of incremental gross profit earned from Kineret in a year as compared to 2012 adjusted gross profit as the base year.

Cost of goods sold

Cost of goods sold decreased $4.7 million, or 70%, to $2.0 million for the three-month period ended June 30, 2013, from $6.7 million for the three-month period ended June 30, 2012. The decrease is primarily due to a $4.9 million charge against operations for the three-month period ended June 30, 2012, primarily related to in process and finished goods KRYSTEXXA inventory that we did not believe we will be able to sell through to commerce, prior to expiration. A portion of the charge also related to certain future minimum purchase commitments of raw material for use in manufacturing of KRYSTEXXA finished product that we did not believe will be required based upon future estimated production levels.

Research and development expenses

Research and development expenses decreased $0.7 million, or 10%, to $6.0 million for the three-month period ended June 30, 2013, from $6.7 million for the three-month period ended June 30, 2012. The decrease is primarily due to lower expenses related to the timing of incurring post marketing commitment costs for KRYSTEXXA in the U.S. partially offset by approximately $0.3 million in severance charges for the three-month period ended June 30, 2013, which reflects our recent plan of termination as a result of our continuing efforts to reassess and re-evaluate our overall cost structure and to identify significant additional expense reductions.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.5 million, or 35%, to $17.8 million for the three-month period ended June 30, 2013, from $27.3 million for the three-month period ended June 30, 2012. The decrease in expense is substantially due to lower marketing, promotion and compensation costs, resulting from our July 2012 reorganization plan partially offset by approximately $4.9 million in severance charges and other reorganization expenses for the three-month period ended June 30, 2013, reflecting our recent plan of termination as a result of our continuing efforts to reassess and re-evaluate our overall cost structure and to identify significant additional expense reductions.

Interest expense on Debt

Interest expense on our debt increased $1.6 million, or 29%, to $7.2 million for the three-month period ended June 30, 2013, from $5.6 million for the three-month period ended June 30, 2012, as a result of additional interest due on our 2019 Notes, which were issued on May 9, 2012. Interest expense for the three-month period ended June 30, 2013 reflects $2.7 million of coupon interest expense and $4.5 million of non-cash interest expense. Interest expense for the three-month period ended June 30, 2012, reflects $2.6 million of coupon interest expense and $3.0 million of non-cash interest expense.

Other income, net

Other income, net decreased $2.5 million, or 72%, to $1.0 million for the three-month period ended June 30, 2013, from $3.5 million for the three-month period ended June 30, 2012. The decrease is primarily driven by the year-over-year variance related to the change in the mark-to-market valuation adjustment of our warrant liability. For the three-month periods ended June 30, 2013 and 2012, we recorded gains of $0.8 million and $3.8 million, respectively, from the decrease in the fair value of our warrant liability due to the lower underlying price of our common stock resulting in a year-over-year decrease in other income, net of $3.0 million. The decrease is offset by the period-to-period effect of foreign currency gains (losses). For the three-month periods ended June 30, 2013 and 2012, we recorded a gain of $0.3 million and a loss of $0.2 million, respectively, resulting in a year-over-year increase in other income, net of $0.5 million.

Results of Operations for the Six-Month Periods Ended June 30, 2013 and June 30, 2012

Revenues

Total net revenues increased $3.2 million, or 39%, to $11.4 million for the six-month period ended June 30, 2013, from $8.2 million for the six-month period ended June 30, 2012, primarily driven by higher KRYSTEXXA net sales.

KRYSTEXXA net sales increased $3.4 million, or 48%, to $10.5 million for the six-month period ended June 30, 2013, from $7.1 million for the six-month period ended June 30, 2012. The increase in KRYSTEXXA net sales is substantially due to the impact of our price increases for the product and to a lesser extent, an increase in year over year sales volume. Since the beginning of 2012, we increased the selling price of KRYSTEXXA by approximately 134% from the original list price of $2,300 per 8 mg vial to, most recently, $5,390 per 8 mg vial, effective May 17, 2013. We sold 3,682 vials and 3,387 vials of KRYSTEXXA during the six-month periods ended June 30, 2013 and 2012, respectively, an increase of 9% year over year.

Sales of Oxandrin and our authorized generic version of Oxandrin, oxandrolone, decreased $0.6 million, or 55%, to $0.5 million for the six-month period ended June 30, 2013, from $1.1 million for the six-month period ended June 30, 2012. We expect that sales of Oxandrin and oxandrolone will continue to decline in future periods due to the continued impact of generic competition coupled with the expiration of our agreement with our third-party manufacturer of these products. We do not plan to seek a new third-party manufacturer of Oxandrin and oxandrolone and we are not actively marketing these products.

Co-promotion revenue of $0.4 million for the six-month period ended June 30, 2013 reflects revenue from Kineret based our agreement with Sobi, in the first quarter of 2013, through which Sobi has granted to us the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. We began marketing and promoting Kineret on April 1, 2013. Under the terms of the agreement, we earn a co-promotion fee from this arrangement based upon fifty percent of incremental gross profit earned from Kineret in a year as compared to 2012 adjusted gross profit as the base year.

Cost of goods sold

Cost of goods sold decreased $2.8 million, or 34%, to $5.6 million for the six-month period ended June 30, 2013, from $8.4 million for the six-month period ended June 30, 2012. The decrease is primarily driven by the year-over-year variance related to charges for inventory obsolescence and raw materials commitments. For the six-month periods ended June 30, 2013 and 2012, we recorded charges of $2.4 million and $4.9 million, respectively, against operations, resulting in a year-over-year decrease in cost of goods sold of $2.5 million, primarily related to in process and finished goods KRYSTEXXA inventory that we do not believe we will be able to sell through to commerce, prior to expiration. A portion of these charges relates to certain future minimum purchase commitments of raw material for use in manufacturing of KRYSTEXXA finished product that we do not believe will be required based upon future estimated production levels.

Research and development expenses

Research and development expenses decreased $1.8 million, or 13%, to $12.2 million for the six-month period ended June 30, 2013, from $14.0 million for the six-month period ended June 30, 2012. The decrease is primarily due to lower expenses related to the timing of incurring post marketing commitment costs for KRYSTEXXA in the U.S. partially offset by approximately $0.3 million in severance charges for the three-month period ended June 30, 2013, which reflects our recent plan of termination as a result of our continuing efforts to reassess and re-evaluate our overall cost structure and to identify significant additional expense reductions.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $18.6 million, or 36%, to $33.0 million for the six-month period ended June 30, 2013, from $51.6 million for the six-month period ended June 30, 2012. The decrease in expense is substantially due to lower marketing, promotion and compensation costs, resulting from our July 2012 reorganization plan partially offset by approximately $6.1 million in severance charges and other reorganization expenses, which reflects the May 2013 plan of termination as a result of our continuing efforts to reassess and re-evaluate our overall cost structure and to identify significant additional expense reductions.

Interest expense on Debt

Interest expense on our debt increased $4.1 million, or 41%, to $14.3 million for the six-month period ended June 30, 2013, from $10.2 million for the six-month period ended June 30, 2012, as a result of additional interest due on our 2019 Notes, which were issued on May 9, 2012. Interest expense for the six-month period ended June 30, 2013 reflects $5.5 million of coupon interest expense and $8.8 million of non-cash interest expense. Interest expense for the six-month period ended June 30, 2012 reflects $5.4 million of coupon interest expense and $4.8 million of non-cash interest expense.

Gain on extinguishment of debt

On May 9, 2012, we completed the closing of transactions contemplated by certain Exchange and Purchase Agreements, dated May 7, 2012, between us and certain holders of our 2018 Notes. Pursuant to the terms of the Purchase and Exchange Agreements, the Holders exchanged their 2018 Notes, having an aggregate outstanding principal amount equal to approximately $108.0 million, for Units comprised of the new 2019 Notes, having an equivalent aggregate principal amount at maturity, and warrants to purchase an aggregate of 4.0 million shares of our common stock at an exercise price equal to $1.863 per share. The Holders also agreed to purchase simultaneously, additional Units, the aggregate purchase price of which resulted in net proceeds to us of approximately $42.6 million. The aggregate principal amount at maturity of the 2019 Notes issued upon the exchange of the 2018 Notes plus the 2019 Notes issued to the Holders upon purchase of the additional Units is approximately $170.9 million. In accordance with the authoritative accounting guidance described more fully in Note 7 to our consolidated financial statements, we recorded a gain of approximately $21.8 million upon the extinguishment of debt for the six month period ended June 30, 2012 as a result of exchanging a significant portion of the 2018 Notes for the 2019 Notes that were issued at a discount. The gain arose as the fair value of the 2018 Notes was less than its carrying value at the time of the transaction.

Other income, net

Other income, net decreased $2.0 million, or 57%, to $1.5 million for the six-month period ended June 30, 2013, from $3.5 million for the six-month period ended June 30, 2012. The decrease in other income, net is primarily driven by the year-over-year variance related to the change in the mark-to-market valuation adjustment of our warrant liability. For the six-month periods ended June 30, 2013 and 2012, we recorded a gain of $1.5 million and $3.8 million, respectively, from the decrease in the fair value of our warrant liability due to the lower underlying price of our common stock resulting in a year-over-year decrease in other income, net of $2.3 million. The decrease is partially offset by the year over year effect of foreign currency gains (losses) resulting in an increase in other income, net of $0.3 million.

Income tax benefit

For the six-month period ended June 30, 2013, we recognized a $2.2 million state income tax benefit as a result of proceeds from the sale of $2.4 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

Liquidity and Capital Resources

At June 30, 2013, we had $51.5 million in cash, cash equivalents and short-term investments as compared to $96.3 million at December 31, 2012 and $68.8 million at March 31, 2013. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal. In February 2011, we completed the sale of $230 million aggregate principal amount of 4.75% Convertible Senior Notes due 2018 which we refer to as the 2018 Convertible Notes. We received cash proceeds from the sale of the Notes of $222.7 million, net of expenses. Additionally, on May 9, 2012, we exchanged approximately $108.0 million of our existing convertible senior notes due in 2018 for units, which we refer to as Units, comprised of senior secured discount notes due 2019, which we refer to as the New Notes, and warrants to purchase approximately four million shares of our common stock at an exercise price of $1.863 per share. Simultaneously therewith, the holders of the New Notes purchased additional Units, the aggregate purchase price of which resulted in net cash proceeds of approximately $44.0 million. The New Notes have an equivalent aggregate principal amount at maturity of approximately $171 million, are secured by a first priority security interest in and liens on certain of our and our subsidiaries’ assets and properties, and have a cash coupon of 3% per year in the first three years and 12% per year thereafter.

We have used and will continue to use in the future, the net proceeds from the issuance of the Convertible Notes and the New Notes to commercialize KRYSTEXXA in the United States, including our promotional activities, funding of clinical development activities directed to FDA post-marketing commitments for KRYSTEXXA in the United States, and for general corporate purposes, including working capital. As a result, our management has broad discretion to allocate the net proceeds from these debt offerings. Pending the application of the net proceeds, we invest the net proceeds in short-term U.S. Treasury money market funds and bank certificates of deposit.

Based on our current commercialization plans for KRYSTEXXA, including our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities and our post marketing commitments for KRYSTEXXA in the United States, our current strategy with respect to adjustments to the timelines for initiation and completion of the post authorization commitments in the EU, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting after taking into account our current strategy to evaluate and pursue aggressive price increases when appropriate, we believe that our available cash, cash equivalents and short-term investments, which includes the net proceeds of the transactions discussed above, will be sufficient to fund anticipated levels of operations for at least the next twelve months from the date hereof. This estimate also reflects the ongoing effects of our July 2012 and May 2013 reorganization plans, which we expect will generate significant operating expense savings going forward. Our management has broad discretion in the use of our financial resources and may adjust our anticipated plans as circumstances warrant.

We currently have an aggregate of $293.4 million of indebtedness maturing during 2018-2019. Repaying or refinancing this indebtedness will involve substantial challenges to our business operations and require us to raise significant additional debt or equity capital. Such additional capital may only be available on terms unacceptable to us, or not at all. If we are unable to obtain additional capital, our business, results of operations and financial condition may be materially adversely affected.

We have built an inventory of finished KRYSTEXXA product at June 30, 2013 that is packaged and labeled for distribution and additional supplies of drug product that are scheduled to be packaged and labeled as part of our ongoing approved commercial manufacturing process. Based on our inventory on hand and in process, we now believe we have sufficient inventory to meet our internal market estimates until at least the second quarter of 2014.

Tax Benefits

For the six-month period ended June 30, 2013, we recognized a $2.2 million state income tax benefit as a result of proceeds from the sale of $2.4 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

Cash Flows

Cash used in operating activities for the six-month period ended June 30, 2013 was $44.4 million, which substantially reflects our net loss for the period and non-cash activity resulting from the mark-to-market valuation adjustment to our warrant liability partially offset by non-cash charges for the accretion of the debt discount, stock compensation expense and inventory obsolescence. Cash provided by investing activities of $32.8 million for the six-month period ended June 30, 2013 reflects the maturities of held-to-maturity securities consisting of bank certificates of deposit, which we used to fund our operations. Cash provided by financing activities of $0.1 million for the six-month period ended June 30, 2013 reflects cash proceeds received from the issuance of shares from our employee stock purchase plan.

Cash used in operating activities for the six-month period ended June 30, 2012 was $70.5 million, which substantially reflects our net loss for the period and the non-cash activity resulting from the gain on extinguishment of debt and the mark-to-market valuation adjustment to our warrant liability. Cash provided by investing activities of $5.3 million for the six-month period ended June 30, 2012 reflects the net impact of purchases and maturities of held-to-maturity securities consisting of bank certificates of deposit. Cash provided by financing activities of $43.4 million for the six-month period ended June 30, 2012 primarily reflects cash proceeds received from the 2019 Notes.

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

Contractual Obligations

Below is a table that presents our contractual obligations and commitments as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations	$293,382	$—	$—	$122,441	$170,941
Interest on long-term debt obligations	118,233	10,944	39,465	50,234	17,590
Post marketing commitments(1)	18,014	3,914	10,600	3,500	—
Purchase commitment obligations(2)	15,958	12,534	1,422	2,002	—
Operating lease obligations	13,481	1,412	2,872	2,969	6,228
Capital lease obligations	202	59	143	—	—
Other commitments(3)	3,517	2,763	754	—	—

Total	$462,787	$31,626	$55,256	$181,146	$194,759

(1)	Post marketing commitments represents our current cost estimates for our U.S. post marketing commitments to the FDA. Our U.S. post marketing commitments are primarily related to our U.S. patient observation study. We have excluded the costs of the EU post marketing commitments from the table, given the uncertainties of us entering into a commercially viable collaboration or partnership opportunity for the commercial launch and distribution of KRYSTEXXA in the EU. The cost of the EU post marketing commitments is estimated to range between $25 million and $30 million for duration of approximately five years through 2018, assuming work related to these commitments commences in 2013.
(2)	Purchase commitment obligations represent our contractually obligated minimum purchase requirements based on agreements in place with third parties. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(3)	Other commitments reflects the following severance and employee retention arrangements:

i.	During the three and six-month periods ended June 30, 2013, as part of our continuing efforts to reassess and re-evaluate our overall cost structure and to identify significant additional expense reductions, we committed to a plan of termination pursuant to which we reduced our workforce by 27 employees, or approximately 21%. We recorded a severance charge of approximately $0.8 million against operations related to this workforce reduction for the three and six-month-periods ended June 30, 2013. During the three and six month-periods ended June 30, 2013, we also entered into severance arrangements with other former employees and senior officers including our former President and CEO based on his resignation on June 18, 2013, and recorded additional severance charges of $2.1 million related to these severance arrangements for the three and six-month periods ended June 30, 2013.

ii.	In addition, in order to secure the retention of our senior executives key to the successful operations of our company and to prevent any disruption to the strategic development of our business, we granted cash and stock retention awards to our senior executives in 2012 which vest as to 50% of the award on specific dates over a two-year period. Our potential commitment, if all of the executives are employed at the time of vesting, is $0.7 million in cash payments during the first quarter of 2014.

Excluded from the above table are employment agreements with five senior officers. Under these agreements, the Company has committed to total aggregate base compensation per year of approximately $1.9 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

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

Accounting Pronouncements

During the quarter ended June 30, 2013, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of our 2018 Convertible Notes, Tang Capital Partners, LP, against us and certain of our current directors and three former directors in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add new claims against us and our current and former directors and also to add additional note-holders as plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against us relating to an alleged event of default under the 2018 Indenture. As with the April 30 and May 21 complaints, the June 29 complaint also alleges, among other things, that we are insolvent, and seeks the appointment of a receiver. We filed a motion to dismiss the receiver claim in the June 29 complaint on the grounds that the note-holders did not have standing to bring that claim and a motion for summary judgment that an event of default has not occurred under our convertible notes. On July 23, 2012, the Delaware Court of Chancery issued a memorandum opinion granting both of our motions. Specifically, the Court determined that the note-holders do not have standing to bring an action to appoint a receiver for us and that an event of default has not occurred under our convertible notes. We have moved to dismiss the remaining claims in the June 29 complaint, but that motion has not yet been decided. A hearing on this motion to dismiss was held on March 27, 2013. On June 26, 2013, plaintiffs filed a motion seeking entry of a partial final judgment of that portion of the Court of Chancery’s July 23, 2012 memorandum opinion dismissing plaintiffs’ claim for appointment of a receiver in order to seek an appeal in the Delaware Supreme Court. The Court issued a letter opinion on July 12, 2013, directing entry of partial final judgment on that limited issue and further staying considering of the Company’s motion to dismiss the remaining claims pending resolution of any appeal. On July 17, 2013, the Court of Chancery entered an order and partial final judgment. Plaintiffs filed a Notice of Appeal with the Delaware Supreme Court on July 19, 2013. Plaintiffs’ opening appellate brief is due on or before September 3, 2013. Defendants’ appellee answering brief is due thirty (30) days after plaintiffs file their brief, and plaintiffs’ reply brief is due fifteen (15) days thereafter. No oral argument date has been scheduled. On June 8, 2012, the Company filed a cross-complaint against Tang Capital, which it later amended on August 31, 2012. The Company’s amended complaint alleges a claim for breach of a non-disclosure agreement between the Company and Tang Capital and for tortious interference with the Company’s business and contractual relations. Our amended complaint remains outstanding.

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

We do not plan to commercially launch KRYSTEXXA on our own in Europe or other markets and instead expect to commercialize KRYSTEXXA in those regions through partnership opportunities. However, we may be unsuccessful in identifying such partnerships on favorable terms or consummating such partnerships at all. If we are not successful in these efforts, then the maximum revenues we receive from KRYSTEXXA may be more limited.

On January 8, 2013, the European Commission approved the marketing authorization application for KRYSTEXXA as a treatment for severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. We do not plan to launch KRYSTEXXA on our own in Europe or other markets and instead would expect to commercialize KRYSTEXXA through collaboration and partnership opportunities outside the United States. Identifying commercially viable EU collaboration and partnering opportunities has proved to be challenging. Potential collaborators and partners have had difficulty assessing the potential market size in the EU given the slower than originally projected commercial uptake in the United States. Additionally, the cost and infrastructure commitment needed to complete the EU post marketing commitment clinical trials and the uncertainties surrounding the indicated potential price per vial in the EU have also added complications to these discussions. As a result, at this time we cannot estimate the timeline for the consummation of a potential transaction for EU commercialization, if one can be consummated at all, and thus we also cannot estimate the timeline for commercial availability of KRYSTEXXA in the EU.

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

In order to commercialize KRYSTEXXA outside of the United States and the EU, we or a partner must obtain regulatory approvals and comply with local regulatory requirements. If we fail to achieve regulatory approval for KRYSTEXXA in other jurisdictions outside of the United States and the EU, or if regulatory approval in those jurisdictions is delayed, then the maximum revenues that we receive from KRYSTEXXA may be more limited.

We expect to market KRYSTEXXA outside the United States and the EU only through commercially viable arrangements with partners or collaborators. In order to market KRYSTEXXA in these other foreign jurisdictions, we or our partner must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The procedures for obtaining foreign marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain U.S. Food and Drug Administration, or FDA, approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA and the EMA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. We expect to pursue the commercialization of KRYSTEXXA outside the United States through development and commercialization collaborations, pursuant to which third parties may be responsible for obtaining such foreign regulatory approvals. We and our collaborators may not be able to file for regulatory approvals until after the completion of additional clinical studies and may not receive necessary approvals to commercialize KRYSTEXXA in any foreign market. If we fail to receive approval in these jurisdictions, or if such approvals are delayed, we will not generate revenue from sales of KRYSTEXXA in these jurisdictions and the maximum revenues that we receive from KRYSTEXXA may be more limited.

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

(*)Our business and ability to repay our obligations may be harmed if we have inaccurately predicted the market size for KRYSTEXXA, if we fail to appropriately penetrate the market or if we do not price KRYSTEXXA at an appropriate level.

Determining the market size for KRYSTEXXA is difficult to predict with accuracy. In the first half of 2011, we completed what we refer to as the KRYSTEXXA Market Study in collaboration with a leading independent life science consulting firm. This comprehensive market research study, completed using both secondary data sources and primary market research, indicated that there are approximately 120,000 RCG patients in the United States, or approximately 4.2% of the overall annual treated gout population in the United States. However, through further work we have determined that not all of these patients are engaged in the healthcare system and if engaged in the healthcare system, are not seeking treatment with Rheumatologists which is the physician specialty on whom we currently concentrate most of our commercial efforts. Additionally, we estimate that only between 20,000 and 40,000 of the most severe RCG patients in the United States are being treated by the Rheumatologists that we currently target, and that, according to a follow-on study completed in June 2013, only approximately 9,000 of these patients are seen by Rheumatologists most likely to prescribe KRYSTEXXA. Ultimately, the total available market opportunity for KRYSTEXXA and our ability to penetrate that market will depend on, among other things, our patient and physician education programs, our marketing and sales efforts, reimbursement environment, market acceptance by physicians, infusion site personnel, healthcare payors and others in the medical community, referrals by various specialty physicians and those in family practice to administering clinicians, and our financial resources to support commercialization activities.

If we are able to commercialize KRYSTEXXA in the EU, the commercial success of KRYSTEXXA in the EU will, in part, depend upon the pricing and reimbursement achieved and the number of patients placed on treatment. The number of patients placed on treatment will depend on many of the factors that also could affect the US market, including the degree of market acceptance by RCG patients, physicians, infusion site personnel and others in the medical community. Additionally, the lack of payor acceptance could adversely affect the market share and revenues.

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

We were awarded a contract from the VA which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price of $2,300 per 8 mg vial. On May 17, 2013, the list selling price of KRYSTEXXA was increased to $5,390 per 8 mg vial and VA member patients now receive an approximate 71% discount to our list price. We expect that this discount will increase contingent on price actions that we may take in the future. If we are unable to negotiate smaller discounts to the list price for KRYSTEXXA with other third-party payors, our profitability will be materially and adversely affected.

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

(*)We will need to raise additional capital to execute upon our commercial strategy for KRYSTEXXA and to repay our indebtedness. Such financing may only be available on terms unacceptable to us, or not at all. If we are unable to obtain financing on favorable terms, our business, results of operations and financial condition may be materially adversely affected.

At June 30, 2013, we had $51.5 million in cash, cash equivalents and short-term investments, as compared to $96.3 million at December 31, 2012. At June 30, 2013, we had an accumulated deficit of $585.8 million. At June 30, 2013, we had $293.4 million of indebtedness maturing during 2018-2019.

The development and commercialization of pharmaceutical products requires substantial funds and we currently have no committed external sources of capital. Historically, we have satisfied our cash requirements primarily through equity and debt offerings, product sales and the divestiture of assets that were not core to our strategic business plan. Most recently, in May 2012, we increased our cash position through the net proceeds received from the sale of Units comprised of our 2019 Notes and accompanying warrants and in February 2011 from the offer and sale of our 2018 Convertible Notes, a portion of which were exchanged by their holders for Units. We have been less successful in increasing our cash position in recent years through product sales of Oxandrin® and our authorized generic Oxandrin brand equivalent product, oxandrolone, due to a substantial decline in sales. Although we have considered divesting Oxandrin and oxandrolone, any proceeds of such a divestiture would not significantly improve our cash position and we do not have further non-core assets to divest.

Although our Board of Directors may from time-to-time evaluate strategic alternatives available to us to maximize value, we are proceeding with our commercialization of KRYSTEXXA in the United States, and we will continue to consider our options for commercialization outside of the United States, including pursuing commercially viable partnership opportunities in the EU and other foreign jurisdictions. Our future capital requirements will depend on many factors, including:

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

Based on our current commercialization plans for KRYSTEXXA, including, among other things, our anticipated expenses relating to sales and marketing activities, the cost of purchasing additional inventory, the cost of clinical development activities and our post marketing commitments for KRYSTEXXA in the United States, our current strategy with respect to adjustments to the timelines for initiation and completion of post authorization commitments in the EU, and assuming that we are able to generate KRYSTEXXA revenues at the level that we are currently expecting after taking into account our current strategy to evaluate and pursue aggressive price increases when appropriate, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund our anticipated level of operations for at least the next twelve months from the date hereof. This estimate also reflects the ongoing effects of our July 2012 and May 2013 reorganization plans, which we expect will generate significant operating expense savings going forward.

We expect that the cash needed to repay our indebtedness, successfully commercialize KRYSTEXXA in the United States and the rest of the world and to seek regulatory approvals in other foreign countries will be substantial, and we may need to seek additional funding through customary methods or explore a strategic licensing or co-promotion transaction in certain territories as a means of raising additional funding. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional financing or, if such financing is available, such financing may not be on terms that are acceptable to us. If we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we issue preferred stock, it would likely include a liquidation preference and other terms that would adversely affect our common stockholders. If we raise additional funds through the issuance of debt securities or borrowings, we may incur substantial interest expense and could become subject to financial and other covenants that could restrict our ability to take specified actions, such as incurring additional debt or making capital expenditures. If we pursue a strategic licensing or co-promotion transaction, one may not be available to us or may only be available on terms that are not acceptable to us. There are substantial limitations in the indenture governing the 2019 Notes on our ability to issue additional debt securities. If additional funds are not available on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

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

In addition, federal legislation now imposes additional requirements. For example, as part of the PPACA, a federal physician payment disclosure provision based on the Physician Payments Sunshine Act was enacted, which requires pharmaceutical manufacturers to report certain transfers of value to physicians and teaching hospitals beginning in 2013. The implementation of this legislation is complex and requires the addition of policies and technology solutions that may not be effective in accurately capturing all reportable data. Failure to report all information accurately and in a timely manner could subject companies to significant financial penalties.

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

Moreover, the Medicare Modernization Act, or the MMA, contains provisions that may change United States importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of certain drugs from Canada, where there are government price controls. Controlled substances, biological products and certain other drugs that are infused, inhaled or intravenously injected are exempt from these provisions, but it is possible that changes to the law could be made that would impact the ability to import these types of products. These changes to United States importation laws will not take effect unless and until the Secretary of Health and Human Services, or HHS, certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. This certification has not yet been made, and the Secretary of HHS has not announced any plans to do so. Even if the importation provisions of the MMA do not become effective, a number of other federal legislative proposals have been offered to implement similar changes to United States importation laws and to broaden permissible imports in other ways, such as expanding the number of countries from which importation is allowed. If the MMA importation provisions become effective, or if similar legislation or regulatory changes are enacted, this could permit more widespread importation of drugs from foreign countries into the United States. This may include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could decrease the revenue we receive for any approved products, which, in turn, could adversely affect our operating results, our overall financial condition and liquidity.

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

As part of our European Commission approval, in order to further evaluate additional safety data associated with the administration of KRYSTEXXA, we are required to conduct an observational trial in 500 patients treated with KRYSTEXXA for as long as they are on treatment plus three months post treatment with KRYSTEXXA. Additionally, we are required to perform a clinical study to verify the appropriate dosing in patients weighing greater than 100kg and a clinical study looking at an alternate dosing regimen which could reduce the frequency of gout flares seen with the onset of treatment with KRYSTEXXA. The cost of these post-marketing commitment clinical trials is estimated to be $25 to $30 million which would be incurred over a period of approximately five years. As previously stated, we do not plan to launch KRYSTEXXA on our own in Europe and will instead pursue commercially viable collaboration and partnership opportunities in the EU, pursuant to the terms of which the cost of these post-marketing commitment clinical trials could either be absorbed by the partner or funded by payments that we receive. If we are unable to consummate a collaboration or partnership for the EU, or if such an arrangement is terminated, our ability to fund our post-marketing commitments may be harmed, or our liquidity and financial condition could be adversely affected. If we fail to conduct these post-marketing commitments or obtain modification or relief from these commitments from the European Commission, maintaining our marketing authorization for KRYSTEXXA in the EU could be at risk and if lost our business, results of operations, growth prospects and financial condition may be materially adversely affected.

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

We depend on key members of our management team. In addition, in recent years, due to challenges we have faced and changes in our senior management, we have relied at various times more heavily on our Board of Directors, particularly our Chairman, Stephen O. Jaeger. The loss of the services of Mr. Jaeger or any member of our senior management team, could harm our ability to complete the development of and execute our commercial strategy for KRYSTEXXA and the strategic objectives for our company. We have employment agreements with key members of our management team, but these agreements are terminable by the individuals on short or no notice at any time without penalty. In addition, we do not maintain, and have no current intention of obtaining, “key man” life insurance on any member of our management team.

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

Expansion of our development and commercialization activities outside of the United States will subject us to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and United Kingdom’s Bribery Act of 2010. If that occurs, we may be subject to civil or criminal penalties that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our third-party manufacturers have limited experience manufacturing KRYSTEXXA on a sustained basis. In addition, based on our current long-range forecast of market demand, our contract manufacturers will need to only periodically run manufacturing campaigns to produce drug substance as well as finished product to meet market demand. If our contract manufacturers experience difficulties in maintaining competency to manufacture KRYSTEXXA drug substance and finished product on this periodic schedule, or if the cost of these periodic manufacturing campaign is uneconomical to us, we may not be able to produce KRYSTEXXA in a sufficient quantity to meet future demand, or at a satisfactory cost, which would adversely affect our projected revenues and gross margins.

Moreover, the FDA has previously identified manufacturing deficiencies and violations of cGMP at one of our manufacturers in 2010. Some of these deficiencies were significant and required substantial capital to remediate. Although we believe that these violations and deficiencies have since been remediated, the FDA may identify further violations or deficiencies in future inspections of our manufacturers’ facilities, which may impede their ability to timely provide us with product, if they are able to do so at all.

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

In the past, we experienced some batch failures of KRYSTEXXA based on one manufacturing specification. When our third-party manufacturers recommence manufacturing KRYSTEXXA for us, if we experience additional batch failures in the future, our gross margin in selling KRYSTEXXA will decrease and we may not have enough product to meet demand and the FDA may require us to take further steps to address issues related to our manufacturing process, any of which could materially harm our business and commercialization efforts.

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

If we again experience rates of batch failures above levels that are acceptable for normal ongoing manufacturing operations, then our cost of producing KRYSTEXXA will increase and our gross margin in selling KRYSTEXXA will decrease. We may also have insufficient product to meet demand, and our revenues would suffer. If we are unable to meet demand for an extended period of time we may also experience a decrease in market demand. In addition, the FDA could require us to take further steps to reduce this batch failure rate, which could be costly and could require us to stop manufacturing KRYSTEXXA in order to implement these further remediation steps. Any reduction in our gross margin, inability to meet demand or FDA requirement to implement further remediation steps could materially harm our business and commercialization efforts.

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

We do not independently conduct clinical activities for KRYSTEXXA. We rely on third parties, such as contract research organizations (CROs), clinical data management organizations, medical institutions and clinical investigators to perform these activities, including the observational study for serious adverse events associated with the administration of KRYSTEXXA therapy that the FDA is requiring that we implement as part of its approval of KRYSTEXXA, any additional clinical trials that may be required in the future by the FDA or similar foreign regulatory bodies, and any other clinical studies that we may elect to conduct. We also will rely on these third parties to perform the post-approval non-clinical studies that the FDA is requiring us to conduct for KRYSTEXXA. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical activities and non-clinical studies reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial and in accordance with agreed upon deadlines. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

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

Our ability to achieve operating profitability in the future depends on the successful commercialization and further development of KRYSTEXXA. We have incurred and expect to continue to incur significant expenditures in connection with the commercialization of KRYSTEXXA in the United States and our further development and efforts to seek regulatory approval for KRYSTEXXA outside of the United States when pursued. If sales revenue from KRYSTEXXA is insufficient, we may never achieve operating profitability. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

(*)We have substantial indebtedness that may adversely affect our cash flow and otherwise negatively affect our operations.

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

We expect to need to raise substantial additional capital in order to repay our indebtedness when it matures. If we are not able to raise the necessary capital on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected, and we may be required to curtail or cease operations.

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

(*) Our common stock is at risk of being delisted by NASDAQ.

Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. NASDAQ has minimum financial and other requirements that a company must meet in order to remain listed on NASDAQ. On April 8, 2013, we received a letter from NASDAQ indicating that for 30 consecutive business days the Company’s common stock did not maintain a minimum bid price of $1.00 per share as required by NASDAQ Listing Rule 5450(a)(1). The letter stated that NASDAQ will provide the Company 180 calendar days, or until October 7, 2013, to regain compliance with NASDAQ listing rules. In order to regain compliance, shares of our common stock must maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by October 7, 2013, NASDAQ will provide written notification to the Company that our common stock is subject to delisting.

If NASDAQ determines to delist our common stock, the delisting could decrease substantially trading in our common stock, affect adversely the market liquidity of our common stock, decrease the trading price of our common stock, increase the volatility of our stock price, decrease analyst coverage of our common stock, decrease investor demand and information available concerning trading prices and volume of our common stock and make it more difficult for investors to buy or sell shares of our common stock. Delisting could also harm our ability to obtain additional financing on acceptable terms, if at all, and could lead to an event of default under our outstanding indebtedness.

While we intend to engage in efforts to regain compliance, and thus maintain our listing on The NASDAQ Global Market, there can be no assurance that we will be able to regain compliance or keep our listing on The NASDAQ Global Market or transfer our listing to an alternate NASDAQ market. Furthermore, if we pursue a reverse stock split to regain compliance, we would not expect to issue fractional shares of our common stock and therefore the holders of our common stock may have all or part of their holdings exchanged for cash based on the closing price of our common stock on the effective date of such reverse stock split rather than retaining their proportional amount of common stock in the Company.

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

We face an inherent risk of product liability exposure related to product sales of KRYSTEXXA, Oxandrin and oxandrolone. We also face the risk of product liability exposure related to the testing of KRYSTEXXA. If we cannot successfully defend ourselves against claims that our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

SAVIENT PHARMACEUTICALS , INC . (Registrant)

By:	/s/ Richard Crowley
Richard Crowley
Co-President and Chief Operating Officer (Principal Executive Officer)

By:	/s/ Philip K. Yachmetz Philip K. Yachmetz
Co-President and Chief Business Officer (Principal Executive Officer)

By:	/s/ John P. Hamill
John P. Hamill
Co-President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David G. Gionco
David G. Gionco
Group Vice President, Finance
Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 14, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and General Release, dated July 23, 2013, between the Company and Louis Ferrari*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to, and incorporated by reference from, the Company’s Current Report on Form 8-K filed on July 25, 2013