Form 10-Q
period 2013-09-30
SAVIENT PHARMACEUTICALS INC
filed 2013-11-14
CIK 722104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares outstanding of the issuers’ Common Stock, par value $.01 per share, as of November 11, 2013 was 73,373,388.

SAVIENT PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$28,441	$50,332
Short-term investments	6,183	45,949
Accounts receivable, net	6,819	4,341
Inventories, net	1,261	4,325
Prepaid expenses and other current assets	4,679	4,367

Total current assets	47,383	109,314

Property and equipment, net	1,702	2,050
Deferred financing costs, net	4,267	4,969
Restricted cash and other assets	2,791	2,873

Total assets	$56,143	$119,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,615	$3,435
Deferred revenues	773	580
Warrant liability	1,634	2,935
Accrued interest	2,982	3,150
Other current liabilities	16,956	21,516

Total current liabilities	23,960	31,616

Convertible notes, net of discount of $22,368 at September 30, 2013 and $25,354 at December 31, 2012	100,073	97,087
Senior secured notes, net of discount of $35,283 at September 30, 2013 and $45,114 at December 31, 2012	135,658	125,827
Other liabilities	2,773	2,973
Stockholders’ Deficit:
Preferred stock—$.01 par value 4,000,000 shares authorized; no shares issued	—	—
Common stock—$.01 par value 150,000,000 shares authorized; 73,627,000 shares issued and outstanding at September 30, 2013 and 73,083,000 shares issued and outstanding at December 31, 2012	737	731

Additional paid-in-capital	400,580	397,191
Accumulated deficit	(606,227)	(535,915)
Accumulated other comprehensive loss	(1,411)	(304)

Total stockholders’ deficit	(206,321)	(138,297)

Total liabilities and stockholders’ deficit	$56,143	$119,206

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$6,949	$4,916	$17,921	$13,076
Co-promotion revenue	(382)	—	—	—

Total Revenues	6,567	4,916	17,921	13,076
Cost and expenses:
Cost of goods sold	1,419	4,222	7,007	12,669
Research and development	4,147	6,796	16,307	20,747
Selling, general and administrative	14,320	20,427	47,283	72,006

	19,886	31,445	70,597	105,422

Operating loss	(13,319)	(26,529)	(52,676)	(92,346)
Investment income, net	9	41	62	125
Interest expense on debt	(7,364)	(6,805)	(21,680)	(16,962)
Gain on extinguishment of debt	—	—	—	21,800
Other income (expense), net	240	(6,408)	1,740	(2,895)

Loss before income taxes	(20,434)	(39,701)	(72,554)	(90,278)
Income tax benefit	—	—	2,242	—

Net loss	$(20,434)	$(39,701)	$(70,312)	$(90,278)

Loss per common share:
Basic and diluted	$(0.28)	$(0.56)	$(0.98)	$(1.28)

Weighted-average number of common shares:
Basic and diluted	72,353	70,956	72,056	70,718

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(20,434)	$(39,701)	$(70,312)	$(90,278)
Other comprehensive loss:
Foreign currency translation, net	(505)	(262)	(1,107)	(111)

Comprehensive loss	$(20,939)	$(39,963)	$(71,419)	$(90,389)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

(In thousands)

	Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Par Value	Additional Paid-in- Capital
Balance, December 31, 2012	73,083	$731	$397,191	$(535,915)	$(304)	$(138,297)
Net loss	—	—	—	(70,312)	—	(70,312)
Restricted stock grants	642	6	(6)	—	—	—
Forfeiture of restricted stock grants	(276)	(2)	2	—	—	—
Issuance of common stock	178	2	137	—	—	139
Stock compensation expense	—	—	3,256	—	—	3,256
Other comprehensive loss	—	—	—	—	(1,107)	(1,107)

Balance, September 30, 2013	73,627	$737	$400,580	$(606,227)	$(1,411)	$(206,321)

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(70,312)	$(90,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344	314
Accretion of debt discount	12,817	8,323
Gain on extinguishment of debt	—	(21,800)
Valuation change in warrant liability	(1,301)	2,785
Amortization of deferred financing costs	651	561
Stock compensation expense	3,256	5,165
Other	4	116
Changes in:
Accounts receivable, net	(2,478)	(82)
Inventories, net	3,064	252
Prepaid expenses and other current assets	(261)	(2,106)
Other assets	(693)	(808)
Accounts payable	(1,820)	(3,104)
Accrued interest on convertible notes	(168)	(1,661)
Other current liabilities	(5,055)	5,944
Deferred revenues	193	74
Other liabilities	(200)	1,709

Net cash used in operating activities	(61,959)	(94,596)

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	40,286	52,711
Purchases of held-to-maturity securities	(520)	(45,071)
Capital expenditures	—	(1,549)
Changes in restricted cash	775	(350)

Net cash provided by investing activities	40,541	5,741

Cash flows from financing activities:
Proceeds from issuance of common stock	139	412
Proceeds from issuance of debt, net of expenses	—	42,647

Net cash provided by financing activities	139	43,059
Effect of exchange rate changes	(612)	(111)

Net decrease in cash and cash equivalents	(21,891)	(45,907)
Cash and cash equivalents at beginning of period	50,332	114,094

Cash and cash equivalents at end of period	$28,441	$68,187

Supplementary Information
Other information:
Income tax paid	$—	$—

Interest paid	$8,380	$9,764

The accompanying notes are an integral part of these consolidated financial statements.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

Note 1—Basis of Presentation and Going Concern

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of Savient Pharmaceuticals, Inc.’s financial position at September 30, 2013, the results of its operations for the three and nine-month periods ended September 30, 2013 and 2012, and cash flows for the nine-month periods ended September 30, 2013 and 2012. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

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

The commencement of the Chapter 11 Cases (defined in Note 15 below) raises substantial doubt as to whether the Company will be able to continue as a going concern. The unaudited consolidated financial statements have been prepared using the same GAAP and the rules and regulations of the Securities Exchange Commission, or SEC, as applied by the Company prior to the Chapter 11 Cases. While the Company and its wholly owned subsidiary Savient Pharma Holdings, Inc., or SPHI, have filed for Chapter 11 and been granted creditor protection, the unaudited consolidated financial statements continue to be prepared using the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. Further, a plan of reorganization or liquidation or a sale of assets could or will materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or a sale of assets. If the going concern basis is no longer appropriate, adjustments will be necessary to the carrying amounts and/or classification of the Company’s assets and liabilities. The unaudited consolidated financial statements do not reflect any adjustments related to conditions that arose subsequent to September 30, 2013. On November 4, 2013, the Bankruptcy Court approved a motion authorizing the Company to take such actions necessary to liquidate its Irish subsidiary, Savient Pharma Ireland Limited, or SPIL, under Irish law. As a result, KRYSTEXXA will not be commercially available in the EU in the near term, and during the Chapter 11 process, the Company will be focusing its efforts on the commercialization of KRYSTEXXA in the United States.

Throughout this Quarterly Report on Form 10-Q, we refer to Savient Pharmaceuticals, Inc. as Savient, the Company, or, unless the context otherwise requires, we, us and ours.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SPHI, SPIL, and Savient International Limited, or SIL.

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

Recently Issued Accounting Pronouncements

During the quarter ended September 30, 2013, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

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

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

Note 3—Fair Value of Financial Instruments and Investments—continued

Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

There were no transfers between levels in the fair value hierarchy during any period presented herein. The following table presents the Company’s cash and cash equivalents, and investments and including the hierarchy for its financial instruments measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

September 30, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$10,333	$10,333	$10,333	$—	$—
Money market funds	18,108	18,108	18,108	—	—

Total cash and cash equivalents	28,441	28,441	28,441	—	—

Short-term investments:
Certificates of deposit	6,183	6,183	6,183	—	—

Restricted cash:
Certificates of deposit	1,655	1,655	1,655	—	—

Total	$36,279	$36,279	$36,279	$—	$—
Liabilities:
Embedded derivatives:
Debt redemption features	$848	$848	$—	$—	$848
Warrant liability	1,634	1,634	—	—	1,634

Total	$2,482	$2,482	$—	$—	$2,482

December 31, 2012	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$14,221	$14,221	$14,221	$—	$—
Money market funds	36,111	36,111	36,111	—	—

Total cash and cash equivalents	50,332	50,332	50,332	—	—

Short-term investments:
Certificates of deposit	45,949	45,949	45,949	—	—

Restricted cash:
Certificates of deposit	2,430	2,430	2,430	—	—

Total	$98,711	$98,711	$98,711	$—	$—

Liabilities:
Embedded derivatives:
Debt redemption features	$848	$848	$—	$—	$848
Warrant liability	2,935	2,935	—	—	2,935

Total	$3,783	$3,783	$—	$—	$3,783

The Company’s short-term investment in certificates of deposits at September 30, 2013 and December 31, 2012 had maturity dates of less than one year.

Level 3 Valuation

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine-month period ended September 30, 2013:

	Warrant Liability	Debt Redemption Features
	(In thousands)
Level 3
Balance at December 31, 2012	2,935	848
Unrealized gain	(1,301)	—

Balance at September 30, 2013	$1,634	$848

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

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

In accordance with FASB ASC 815, Derivatives and Hedging, the Company has separately accounted for certain contingent debt features of its Senior Secured Discount Notes due 2019, or 2019 Notes, as described more fully in Note 7, as embedded derivative instruments, which are measured at fair value. Changes in the fair value of these embedded derivatives are recognized in earnings as a component of other income, net in the consolidated statements of operations. Key inputs into the valuation model are interest rate volatility, risk-free interest rates, bond yields, credit spreads and certain probabilities determined by management.

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

At September 30, 2013, $170.9 million in principal amount of the 2019 Notes with a carrying value of $135.7 million remained outstanding. At September 30, 2013, $122.4 million in principal amount of the Company’s 4.75% Convertible Senior Notes due 2018, or 2018 Convertible Notes, remained outstanding, which had a carrying value of $100.1 million and a fair value of $29.4 million. The fair value of the 2018 Convertible Notes at September 30, 2013 is based upon the quoted market prices (Level 1) at September 30, 2013.

See Note 7 for further discussion of the 2018 Convertible Notes, the 2019 Notes and the exchange agreement.

Note 4—Inventories

At September 30, 2013 and December 31, 2012, inventories at cost, net of reserves, were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$3,073	$2,949
Work in progress	6,341	7,331
Finished goods	1,546	1,282

Inventory at cost	10,960	11,562
Inventory reserves	(9,699)	(7,237)

Total	$1,261	$4,325

Note 5—Property and Equipment, Net

Property and equipment, net at September 30, 2013 and December 31, 2012 is summarized below:

	September 30, 2013	December 31, 2012
	(In thousands)
Office equipment	$662	$3,071
Office equipment—capital leases	213	231
Leasehold improvements	1,496	3,015

	2,371	6,317
Accumulated depreciation and amortization	(669)	(4,267)

Total	$1,702	$2,050

Depreciation and amortization expense was approximately $0.1 million and $0.3 million for each of the three and nine-month periods ended September 30, 2013 and 2012, respectively. During the three and nine-months periods ended September 30, 2013, the Company wrote-off approximately $4.0 million of fully depreciated fixed assets.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

Note 6—Other Current Liabilities

The components of other current liabilities at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Salaries, bonuses and related expenses	$4,178	$6,260
Reserve for inventory purchase and other contractual commitments	3,771	5,174
Severance	2,192	683
Legal and professional fees	1,605	720
Returned product liability	1,217	1,139
Accrued royalties	789	1,634
Allowance for product rebates and other chargebacks	517	239
Allowance for product returns	406	525
Manufacturing and technology transfer services	218	839
Selling and marketing expense accruals	111	1,447
Other	1,952	2,856

Total	$16,956	$21,516

Note 7—Long-Term Obligations

The Company’s long-term obligations at September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Senior secured notes due 2019 (2019 Notes)	$135,658	$125,827
4.75% convertible notes due 2018 (2018 Convertible Notes)	100,073	97,087
Capital leases	188	233

	235,919	223,147
Less-current portion of capital leases	60	60

Total	$235,859	$223,087

2019 Notes

In February 2011, the Company issued 2018 Convertible Notes at par value of $230.0 million that become due on February 1, 2018. The Company received cash proceeds from the sale of the 2018 Convertible Notes of $222.7 million, net of expenses. On May 9, 2012, the Company issued its 2019 Notes and accompanying warrants (as discussed below) in exchange for a portion of the existing 2018 Convertible Notes and $42.6 million in net cash, after debt financing costs. Certain holders exchanged their 2018 Convertible Notes, having an outstanding principal amount of $107.6 million, for units, or Units, comprised of the 2019 Notes, having a principal amount at maturity of $107.9 million, and warrants to purchase 4.0 million shares of the Company’s common stock at an exercise price of $1.863 per share. A Unit consists of $1,000 principal amount of the 2019 Notes and warrants to purchase 23.4 shares of common stock. The 2019 Notes are senior to the 2018 Convertible Notes and are secured by substantially all of the assets of the Company and the assets and securities of certain of the Company’s subsidiaries pursuant to a pledge and security agreement dated as of May 9, 2012, or the Pledge and Security Agreement, subject to certain exclusions described in the indenture governing the 2019 Notes, or the 2019 Indenture, and the Pledge and Security Agreement.

The Units and the 2019 Notes and warrants comprising the Units were issued by the Company without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and were offered only to qualified institutional buyers and accredited investors. The Units, 2019 Notes and accompanying warrants have not been registered under the Securities Act or any state or other securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The 2019 Notes and the warrants comprising the Units became separable 180 days after the date of issuance. The 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter.

Commencement of the Chapter 11 Cases (as described in more detail in Note 15 below) constituted an event of default under the 2019 Indenture. Under the terms of the 2019 Notes, upon commencement of the Chapter 11 Cases, the accreted principal balance of, and the accrued and unpaid interest on, the 2019 Notes became immediately due and payable. As of October 14, 2013, the date the Company and SPHI commenced the Chapter 11 Cases, the 2019 Notes had a contractual accreted principal balance of approximately $145.4 million and outstanding accrued and unpaid interest. Under the Bankruptcy Code (as defined in Note 15 below), the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to the events of default described above are stayed, under section 362 of the Bankruptcy Code.

The 2019 Notes were issued at a discount and by their terms would have reached their fully accreted principal amount on May 9, 2015, and would have matured on May 9, 2019. Under the terms of the 2019 indenture, at any time prior to May 9, 2015, all or part of the 2019 Notes would have been redeemable by the Company at a redemption price equal to 100% of the aggregate principal amount of the 2019 Notes to be redeemed, plus the Applicable Premium (as defined in the Indenture). At any time prior to May 9, 2015, up to 35% of the aggregate principal amount of the 2019 Notes would have been redeemable by the Company at a redemption price of 106% of the principal amount of the 2019 Notes to be redeemed, with the net cash proceeds of one or more equity offerings. At any time after May 9, 2015 and before May 9, 2016, all or part of the 2019 Notes would have been redeemable by the Company at a redemption price of 106% of the principal amount of the 2019 Notes to be redeemed. At any time after May 9, 2016 and before May 9, 2017, all or part of the 2019 Notes would have been redeemable by the Company at a redemption price of 103% of the principal amount of the 2019 Notes to be redeemed. At any time after May 9, 2017 and before their scheduled maturity, all or part of the 2019 Notes would have been redeemable by the Company at a redemption price of 100% of the principal amount of the 2019 Notes to be redeemed. All of the above redemptions would have included accrued but unpaid interest to the redemption date.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

Note 7—Long-Term Obligations—continued

The 2019 Indenture contains certain agreements and restrictions, including, but not limited to: (i) restrictions on the Company’s ability to pay dividends, repurchase the Company’s stock, make early payments on indebtedness that is junior to the 2019 Notes, and make certain investments; (ii) an obligation for the Company to repurchase the 2019 Notes at 101% of the aggregate principal amount, at the option of the Holders, in the event of certain asset sales, change-in-control and other fundamental change events described in the 2019 Indenture; and (iii) restrictions on the Company’s ability to incur additional debt and liens.

Accounting for the 2019 Notes

The Company has accounted for the 2019 Notes in accordance with the guidance as set forth in FASB ASC 470, Debt and ASC 815 Derivatives and Hedging. Accordingly, the Company recorded a gain of $21.8 million upon the extinguishment of the exchanged 2018 Convertible Notes for Units. The gain resulted from the carrying value of the 2018 Convertible Notes exceeding its fair value. The debt issuance costs related to the 2018 Convertible Notes that were exchanged in the amount of approximately $2.2 million are netted against the gain. In addition, the recording of the gain on extinguishment of debt resulted in a $13.4 million decrease to additional-paid-in-capital. The 2019 Notes were recorded at fair value. The 2019 Notes by their terms contain certain redemption features, noted below, that are considered to be embedded derivatives under ASC 815 and require bifurcation from the host debt.

Equity Offering Redemption Right. The 2019 Indenture provides that, at any time prior to May 9, 2015, the Company may, at its option, redeem up to 35% of the aggregate principal amount of 2019 Notes at redemption price equal to the equity offering redemption price of such 2019 Notes, as defined in the 2019 Indenture, plus accrued and unpaid interest to the applicable redemption date, with the net cash proceeds of one or more equity offerings (as defined in the 2019 Indenture); provided that at least 65% of the sum of the aggregate principal amount of the securities originally issued under the 2019 Notes remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. Notice of any redemption upon any equity offering may be given not less than 30 and not more than 60 days prior to the redemption thereof, and any such redemption or notice may, at the Company’s discretion, be subject to one or more conditions, including, but not limited to, completion of the related equity offering.

Change of Control Redemption Right. The 2019 Indenture provides that, in the event of a Fundamental Change, as defined in the 2019 Indenture, which includes certain asset sales and change-in-control, each holder of the 2019 Notes shall have the right, at the holder’s option, to require the Company to repurchase all of the holder’s 2019 Notes at a price equal to 101% of the outstanding principal amount at maturity of the 2019 Notes, or portions thereof plus accrued and unpaid interest.

In accordance with FASB ASC 815, Derivatives and Hedging, the Company has separately accounted for the above redemption features as an embedded derivative, which is measured at fair value and included as a component of other liabilities on the Company’s consolidated balance sheets. Changes in the fair value of the embedded derivative are recognized in earnings.

2018 Convertible Notes

By their terms, the 2018 Convertible Notes bear cash interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The 2018 Convertible Notes are unsecured and subordinate to the 2019 Notes.

Commencement of the Chapter 11 Cases (as described in more detail in Note 15 below) constituted an event of default under the indenture governing the 2018 Convertible Notes, or the 2018 Indenture. Under the terms of the 2018 Convertible Notes, upon commencement of the Chapter 11 Cases, the outstanding principal amount of, and accrued and unpaid interest on, the 2018 Convertible Notes became immediately due and payable. As of October 14, 2013, the date the Company and SPHI commenced the Chapter 11 Cases, the 2018 Convertible Notes had an outstanding principal amount of approximately $122.4 million and outstanding accrued and unpaid interest. Under the Bankruptcy Code, the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to the events of default described above are stayed, under section 362 of the Bankruptcy Code.

At September 30 2013, by their terms, the 2018 Convertible Notes may be converted into shares of the Company’s common stock based on an initial conversion rate of 86.6739 shares per $1,000 principal amount of 2018 Convertible Notes. Under the 2018 Indenture, the 2018 Convertible Notes would not have been redeemable prior to February 1, 2015. On or after February 1, 2015 and prior to the maturity date, the Company all or a portion of the 2018 Convertible Notes would have been redeemable by the Company for cash at a redemption price equal to 100% of the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest. This conversion rate would have been adjusted if the Company had made specified types of distributions or entered into certain transactions with respect to the Company’s common stock.

The 2018 Indenture provides that the 2018 Convertible Notes are convertible only: (1) during any calendar quarter commencing after June 30, 2011 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2018 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2018 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. At September 30, 2013, the 2018 Convertible Notes were not convertible.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

Note 7—Long-Term Obligations—continued

The principal balance, unamortized discount and net carrying amount of the 2019 Notes and 2018 Convertible Notes at September 30, 2013 and December 31, 2012 are as follows:

	Liability Component (In thousands)
	Principal Balance	Unamortized Discount	Net Carrying Amount
September 30, 2013
Senior secured notes due 2019 (2019 Notes)	$170,941	$35,283	$135,658
4.75% convertible notes due 2018 (2018 Notes)	122,441	22,368	100,073

	$293,382	$57,651	$235,731

December 31, 2012
Senior secured notes due 2019 (2019 Notes)	$170,941	$45,114	$125,827
4.75% convertible notes due 2018 (2018 Notes)	122,441	25,354	97,087

	$293,382	$70,468	$222,914

Total interest expense under the Company’s long-term debt obligations for the three and nine-month periods ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Interest Expense	2013	2012	2013	2012
Accretion of debt discount	$4,407	$3,818	$12,817	$8,323
Amortization of debt issue costs	221	274	651	561

Non-cash interest expense	4,628	4,092	13,468	8,884
Accrued interest	2,736	2,713	8,212	8,078

Total Interest Expense	$7,364	$6,805	$21,680	$16,962

Note 8—Commitments and Contingencies

Commitments

On May 13, 2013, as part of the Company’s effort to continue to reassess and re-evaluate its overall cost structure and to identify additional expense reductions, the Company committed to a plan of termination pursuant to which it reduced its workforce by 27 employees, or approximately 21%. The Company recorded a severance charge of approximately $0.8 million against operations related to this workforce reduction for the three and nine-month-periods ended September 30, 2013. On September 15, 2013, the Company initiated another reorganization plan which focused primarily on non-labor cost savings but also included a termination plan for six additional employees. The Company recorded $0.2 million in severance charges related to this plan. The Company has also entered into severance arrangements with other former employees including the Company’s former President and CEO based on his resignation on June 18, 2013, and recorded additional severance charges of $2.1 million related to these severance arrangements for the three and nine-month periods ended September 30, 2013. The Company recorded severance charges of approximately $1.2 and 1.8 million against operations for the three and nine-month-periods ended September 30, 2012.

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

The Company’s future annual minimum lease payments for each of the following calendar years are as follows:

September 30, 2013	(In thousands)
Remainder of 2013	352
2014	1,417
2015	1,436
2016	1,460
2017	1,484
Thereafter	6,980

Total minimum payments	$13,129

Rent expense from operations was approximately $0.4 million for each of the three-month periods ended September 30, 2013 and 2012, respectively. Rent expense from operations was approximately $1.6 million and $1.7 million, respectively, for the nine-month periods ended September 30, 2013 and 2012.

Contingencies

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of the Company’s 2018 Convertible Notes, Tang Capital Partners, LP, against the Company as a nominal defendant, the Company’s current directors and one former director in the Court of Chancery of the State of Delaware. On May 21,

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

Note 8—Commitments and Contingencies—continued

2012, Tang Capital amended its complaint to add additional claims and plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against the Company relating to an alleged event of default under the 2018 Indenture, which governs the 2018 Convertible Notes. Plaintiffs also added the indenture trustee as a defendant and asserted a claim for appointment of a successor trustee. In addition to asserting derivative claims alleging breach of fiduciary duty, the complaints allege that the Company is insolvent, and seek the appointment of a receiver. The Company filed a motion to dismiss the receiver claim on the grounds that the noteholders lacked standing to bring that claim and also moved for entry of summary judgment that an event of default has not occurred under the 2018 Convertible Notes. On July 27, 2012, the Delaware Court of Chancery issued a memorandum opinion granting both of the Company’s motions. Specifically, the Court determined that the plaintiffs lacked standing to bring an action to appoint a receiver for the Company and that no event of default had occurred under the 2018 Indenture. The Company and the director defendants also moved to dismiss the remaining claims in the June 29 complaint. Briefing is complete and the Court of Chancery held oral argument on the motion to dismiss on March 27, 2013. While that motion was sub judice, on June 26, 2013, plaintiffs filed a motion seeking entry of a partial final judgment of that portion of the Court of Chancery’s July 27, 2012 memorandum opinion dismissing plaintiffs’ claim for appointment of a receiver in order to seek an appeal in the Delaware Supreme Court. In a letter opinion issued on July 12, 2013, the Court of Chancery directed entry of partial final judgment on that limited issue and further stayed a ruling on the Company’s motion to dismiss the remaining claims pending resolution of any appeal. Specifically, the Court of Chancery permitted plaintiffs to appeal the July 27, 2013 memorandum opinion so that the Delaware Supreme Court could decide the issue with the appeal in another indenture case, Quadrant Structured Prods. Co, LTD v. Vertin, No. 338, 2012 (Del.), or the Quadrant appeal. On July 17, 2013, the Court of Chancery entered an order and partial final judgment. Plaintiffs filed a Notice of Appeal in the Delaware Supreme Court on July 19, 2013. Plaintiffs filed their opening appellate brief on September 3, 2013. On October 16, 2013, the Company filed a Suggestion of Bankruptcy and Imposition of Automatic Stay with the Delaware Supreme Court and the Delaware Court of Chancery to provide notice that, pursuant to section 362 of the Bankruptcy Code, judicial proceedings are stayed upon filing of the petition for relief under the Bankruptcy Code. The Company and the director defendants’ appellee answering brief was filed on October 18, 2013. On June 8, 2012, the Company filed a cross-complaint against Tang Capital, which it later amended on August 31, 2012. The Company’s amended complaint alleges a claim for breach of a non-disclosure agreement between the Company and Tang Capital and for tortious interference with the Company’s business and contractual relations. The Company’s amended complaint remains outstanding.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in significant expenditure of our financial and managerial resources.

For a discussion of the Company’s Chapter 11 Cases and related proceedings, see Note 15 below and elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Cases” in Part I, Item 2.

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

The Company determines the fair value of its warrant liability based on the Black-Sholes pricing model. Historical information is the primary basis for the selection of the expected volatility. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected term of the warrants. The expected term is derived from the remaining contractual term of the warrant. At the date of the transaction, the Company recorded the warrant liability at its fair value of $5.3 million with a corresponding decrease to additional-paid-in capital. At September 30, 2013, the fair value of the warrant liability was $1.6 million. In February 2011, the Company issued $230 million principal amount of the 2018 Convertible Notes at par that becomes due on February 1, 2018. As part of the accounting for the 2018 Convertible Notes, the Company bifurcated the conversion feature and recorded $35.6 million to additional paid-in-capital, net of a deferred tax liability of $22.7 million and equity issuance costs of $1.9 million. See Note 7 to the consolidated financial statements for further discussion of the 2018 Convertible Notes.

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

At September 30, 2013 and 2012, all in-the-money stock options and unvested restricted stock collectively amounting to 1.2 million and 3.7 million shares, respectively, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods. In addition, at September 30, 2013 and 2012 warrants to purchase an aggregate of 4.0 million shares of the Company’s Common Stock at an exercise price equal to $1.863 per share in connection with the debt exchange transaction between the Company and certain holders of its 2018 Convertible Notes, described more fully in Note 7, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for the period. At September 30, 2013 and 2012, approximately 9.3 million shares, in each respective period, related to the Company’s 2018 Convertible Notes, calculated “as if” the 2018 Convertible Notes had been converted, were excluded from the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive, since the Company reported a net loss for these periods.

Note 11—Share-Based Compensation

In 2011, the Company adopted its 2011 Incentive Plan, pursuant to which up to an aggregate of 7.75 million shares of the Company’s common stock may be issued. Awards may be granted as incentive and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance-based stock option and restricted stock awards, and other forms of equity-based and cash incentive compensation. Under this plan, 1,607,221 shares remain available for issuance pursuant to future grants at September 30, 2013.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

Note 11—Share-Based Compensation—continued

Total compensation cost charged against operations was $1.2 million for each of the three-month periods ended September 30, 2013 and 2012. Total compensation cost charged against operations for the nine-month periods ended September 30, 2013 and 2012 was $3.3 million and $5.2 million, respectively. The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Research and development	$337	$249	$876	$1,011
Selling, general and administrative	903	936	2,380	4,154

Total non-cash compensation expense related to share-based compensation included in operating expense	$1,240	$1,185	$3,256	$5,165

Stock Options

The weighted-average key assumptions used in determining the fair value of stock options granted for the three and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average volatility	—	100%	106.9%	96%
Weighted-average risk-free interest rate	—	0.9%	0.8%	0.9%
Weighted-average expected life in years	—	5.6	4.9	5.5
Dividend yield	—	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	—	$1.38	$0.73	$1.30

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

The Company did not issue any shares of common stock upon the exercise of stock options for the three and nine-month periods ended September 30, 2013 and 2012. For the three-month periods ended September 30, 2013 and 2012, approximately $0.8 million and $0.3 million, respectively, of stock option compensation expense was charged against operations. For the nine-month periods ended September 30, 2013 and 2012, approximately $1.8 million and $3.5 million, respectively, of stock option compensation expense was charged against operations. As of September 30, 2013, there was $1.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unamortized stock option compensation which is expected to be recognized over a weighted-average period of approximately 1.85 years.

The following table summarizes the activity related to the Company’s stock options for the nine-month period ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2012	4,027	$5.16	7.76	$208
Granted	1,289	0.95	—	—
Exercised	—	—	—	—
Cancelled	(953)	2.99	—	—

Outstanding at September 30, 2013	$4,363	$4.38	7.76	$14

Exercisable at September 30, 2013	2,480	$5.56	6.78	$9

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Stock Options that Contain Performance and Market-Based Conditions

For the three-month period ended September 30, 2013 the company did not recognize any compensation expense related to stock options that contain performance or market based conditions, or performance options. For the nine-month period ended September 30, 2013 approximately $26,000 of compensation expense related to performance options was charged against operations. For the three-month period ended September 30, 2012 approximately $1,000 of compensation expense related to

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

Note 11—Share-Based Compensation—continued

performance options was charged against operations. For the nine-month period ended September 30, 2012 the company recognized approximately $0.5 million of income as a result of reversal of previous recorded performance option related compensation expense. As of September 30, 2013, approximately 533,000 performance options remain unvested.

The following table summarizes the activity related to the Company’s performance options for the nine-month period ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value of In-the-Money Options
	(In thousands, except weighted-average data)
Outstanding at December 31, 2012	953	$3.73	9.30	$74
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(420)	3.13	—	—

Outstanding at September 30, 2013	533	$4.20	8.52	$—

Exercisable at September 30, 2013	358	$4.21	8.28	$—

Restricted Stock and Restricted Stock Units

For the three-month periods ended September 30, 2013 the Company did not issue any restricted stock or restricted units. For the three-month period ended September 30, 2012, the Company issued 242,000 shares of restricted stock amounting to approximately $0.4 million in total aggregate fair market value. During the nine-month periods ended September 30, 2013 and 2012, the Company issued 641,933 and 1,839,000 shares of restricted stock amounting to $0.6 million and $3.4 million in total aggregate fair market value. For the three-month periods ended September 30, 2013 and 2012, approximately $0.5 million and $0.7 million, respectively, of deferred restricted stock compensation cost was charged against operations. For the nine-month periods ended September 30, 2013 and 2012, approximately $1.7 million and $2.0 million, respectively, of deferred restricted stock compensation cost was charged against operations. At September 30, 2013, approximately 1,193,120 shares remained unvested and there was approximately $1.9 million of unrecognized compensation cost related to restricted stock and restricted stock units, or RSU’s.

The following table summarizes the activity related to the Company’s restricted stock and RSU’s for the nine-month period ended September 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(Shares in thousands)
Unvested at December 31, 2012	1,830	$2.74
Granted	642	0.94
Vested	(1,003)	2.38
Forfeited	(276)	1.63

Unvested at September 30, 2013	1,193	$2.33

The total grant date fair value of restricted shares vested for the nine-month periods ended September 30, 2013 and 2012, was $2.4 million and $2.1 million, respectively.

Employee Stock Purchase Plan

In April 1998, the Company adopted its 1998 Employee Stock Purchase Plan, or the 1998 ESPP. The 1998 ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 1998 ESPP, the Company granted rights to purchase shares of common stock under the 1998 ESPP, or Rights, at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 1998 ESPP was considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. On March 27, 2013, the Company terminated the 1998 ESPP. For the three and nine-month periods ended September 30, 2013, the Company recorded minimal expense related to participation in the 1998 ESPP. For the three and nine-month periods ended September 30, 2012, the Company recorded approximately $0.1 million and $0.8 million, respectively, of compensation expense related to participation in the 1998 ESPP.

Note 12—Co-Promotion Revenue

In the first quarter of 2013 the Company entered into an agreement with Swedish Orphan Biovitrum AB, or Sobi, an international specialty healthcare company dedicated to rare diseases, for the co-promotion of Kineret®, a treatment for rheumatoid arthritis, in the U.S. Under the terms of the agreement, Sobi has granted to the Company the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. The Company began marketing and promoting Kineret on April 1, 2013. The Company earns a co-promotion fee based on incremental gross profit earned from Kineret in a year as compared to a baseline year. The Company is obligated to perform an agreed upon sales call plan utilizing its current sales representatives. Pursuant to the terms of the agreement, the fee is subject to adjustment by Sobi if the Company fails to meet certain prescribed minimum Kineret product presentation requirements in a given sales quarter. These performance-related adjustments may reflect changes in estimates or data reconciliations that pertain to the co-promotion fee. Accordingly, during the third quarter of 2013 the Company reversed $382,000 of revenue recorded in the second quarter of 2013 as a result of an adjustment to the baseline year by Sobi to incorporate certain pre–agreement price increases.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

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

The total amount of federal, foreign, state and local unrecognized tax benefits was $2.7 million at September 30, 2013 and $2.7 million at December 31, 2012. Interest and penalty expense has not been accrued as the company has significant tax benefits to utilize if the liability is actually realized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of capital loss, net operating loss and tax credit carryforwards. Valuation allowances reduce deferred tax assets to the amounts that are more likely than not to be realized. At September 30, 2013, the Company has recorded additional deferred tax assets which are fully offset by a valuation allowance. Realization of the deferred tax assets is dependent on generating sufficient taxable income in the future. At present, the likelihood of the Company being able to fully realize its deferred income tax benefits against future income is uncertain. For further details of the deferred tax assets and related valuation allowance, please refer to the Company’s 2012 Annual Report on Form 10-K.

Note 14—Other income (expense), Net

The Company’s other income (expense), net for the three and nine-month periods ended September 30, 2013 and 2012, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Unrealized gain (loss) on change in fair value of warrant liability	$(196)	$(6,577)	$1,301	$(2,785)
Foreign currency transaction gains (losses)	455	139	495	(118)
Other non-operating expenses	(19)	30	(56)	8

Total other income (expense), net	$240	$(6,408)	$1,740	$(2,895)

Note 15—Subsequent Event

On October 14, 2013, the Company and its wholly owned subsidiary SPHI filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. The Chapter 11 cases are being jointly administered for procedural purposes under the caption “In re Savient Pharmaceuticals, Inc., et. al.” Case No. 13-12680, or the Chapter 11 Cases. On October 14, 2013, the Board of Directors of SPIL and the Board of Directors of SIL, both wholly owned subsidiaries of the Company’s, each passed a resolution recommending to the Company, as the sole shareholder of each, that it is advisable for both SPIL and SIL to be liquidated under the laws of Ireland, contingent upon Bankruptcy Court approval authorizing the Company to take such actions that may be necessary to effectuate the liquidation. On November 4, 2013, the Bankruptcy Court approved a motion authorizing the Company to take such actions necessary to liquidate SPIL and SIL under Irish law, however such liquidations have not yet commenced.

The Company and SPHI each intend to continue operating their businesses in the ordinary course, taking into account their status as debtors-in-possession, as they seek to complete the sale of their assets. In general, as debtors-in-possession, each of the Company and SPHI are authorized under the applicable provisions of the Bankruptcy Code to continue as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

At hearings held on October 16, 2013, the Bankruptcy Court granted the Company’s and SPHI’s “first day” motions for various relief designed to stabilize the Company’s and SPHI’s operations and business relationships with employees, customers and others and entered orders granting authority to the Company and SPHI to, among other things, pay certain pre-petition employee wages, salaries, benefits and other employee obligations, maintain certain customer programs, continue ordinary banking practices and use the cash collateral of the holders of the Company’s 2019 Notes to fund the Company’s and SPHI’s operations. In addition, the Bankruptcy Court entered an order prohibiting utility companies from altering or discontinuing service on account of pre-petition invoices. The interim cash collateral order entered by the Bankruptcy Court on October 16, 2013 provided, among other things, that the Company and SPHI may use cash collateral of the holders of the Company’s 2019 Notes only for working capital, general corporate purposes and administrative costs incurred in the ordinary course of business, including in connection with the proposed asset sale process, and for adequate protection payments to the holders of the Company’s 2019 Notes since the cash collateral is subject to the security interests of such holders. On October 18, 2013, the Company and SPHI paid $8.0 million to the holders of the Company’s 2019 Notes. The Company and SPHI intend to seek final relief from the Bankruptcy Court with respect to matters addressed by relevant “first day” motions at a hearing scheduled for November 20, 2013.

The commencement of the Chapter 11 Cases constituted an event of default under each of the 2018 Indenture and the 2019 Indenture. Under the terms of the 2018 Convertible Notes, upon commencement of the Chapter 11 Cases, the outstanding principal amount of, and accrued and unpaid interest on, the 2018 Convertible Notes became immediately due and payable. Under the terms of the 2019 Notes, upon commencement of the Chapter 11 Cases, the accreted principal balance of, and the accrued and unpaid interest on, the 2019 Notes became immediately due and payable. As of October 14, 2013, the 2018 Notes had an outstanding principal amount of $122.4 million and outstanding accrued and unpaid interest and the 2019 Notes had a contractual accreted principal balance of $145.4 million and outstanding accrued and unpaid interest. Under the Bankruptcy Code, the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to the events of default described above are stayed, under section 362 of the Bankruptcy Code.

On October 14, 2013, the Company and SPHI entered into an acquisition agreement, or the Acquisition Agreement, with US WorldMeds, LLC, or US WorldMeds, and its subsidiary Sloan Holdings C.V., or Sloan, pursuant to which Sloan agreed to acquire substantially all of the Company’s and SPHI’s assets and certain liabilities, for an aggregate purchase price of approximately $55.0 million, subject to certain adjustments.

SAVIENT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(Under Chapter 11 Cases as of October 14, 2013—note 1)

(Unaudited)

The Acquisition Agreement is subject to a number of closing conditions, including the approval by the Bankruptcy Court in the Chapter 11 Cases commenced by the Company and SPHI; the absence of a governmental order or other legal prohibition related to the transaction; the accuracy of representations and warranties of the parties, subject to certain qualifications; and material compliance with the obligations set forth in the Acquisition Agreement.

The asset sale pursuant to the Acquisition Agreement is being conducted under the provisions of Section 363 of the Bankruptcy Code and is subject to bidding procedures approved by the Bankruptcy Court and receipt of higher or otherwise better bid(s) at auction. On November 4, 2013, the Bankruptcy Court entered an order which, among other things, approved the proposed bidding procedures for the sale of the Company’s and SPHI’s assets and the bid protections, including a break-up fee of $1.65 million and an expense reimbursement amount not to exceed $0.75 million in the event that the sale to Sloan is not consummated and subject to other requirements. The deadline for receipt of bids is December 6, 2013, and the auction and sale hearing are scheduled to occur on December 10 and 13, 2013, respectively.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. Further, a plan of reorganization or liquidation or a sale of assets could or will materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or a sale of assets.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization or liquidation. In addition, under the Bankruptcy Code, the holders of the 2019 Notes as secured creditors are entitled to be paid in full before distributions to other creditors are made. The timing of the ultimate recovery to creditors and/or shareholders, if any, is uncertain. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. The aggregate purchase price of approximately $55.0 million offered by the stalking horse buyers in the proposed asset sale is significantly less than the accreted principal amount of our 2019 Notes.

For additional information, see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Cases” in Part I, Item 2.

Accounting Requirements

Accounting Standards Codification, (“ASC”) 852-10, Reorganizations, which incorporated the guidance in American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7) is applicable to companies operating under the Bankruptcy Code. The guidance generally does not change the basis of accounting measurement and recognition on which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the commencement of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization and restructuring of the business from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations for December 31, 2013 reporting. The Company’s balance sheet, in addition, must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in The Company’s statement of cash flows. the Company will adopt ASC 852-10 for December 31, 2013 reporting and will segregate those items outlined above for all reporting periods from that date.

While in bankruptcy, the Company expects its financial results to continue to be volatile as asset impairments, asset dispositions, contract terminations and rejections and claims assessments may significantly impact the Company’s consolidated financial statements. As a result, the Company’s historical financial performance is likely not indicative of its financial performance after the date of the Chapter 11 Filings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis of financial condition and results of operations, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements contained in or incorporated by reference into this report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future results of operations, future cash flows, future actions, future performance, projected costs and expenses, financing plans, product development, commercialization of KRYSTEXXA, possible strategic alliances, projections for current alliances, co-promotes and partnerships, competitive position, prospects, plans and objectives of management, are forward-looking statements. We often use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “predict,” “will,” “would,” “could,” “should,” “target” and similar expressions, to identify forward-looking statements. These forward-looking statements include, among others, statements relating to the satisfaction of conditions to the closing of the proposed asset sale discussed below under the heading “Chapter 11 Cases,” the potential of the proposed asset sale and the expectation that the Chapter 11 Cases will enable us to sell our assets in an orderly manner and maximize value for our stakeholders, the necessity of Bankruptcy Court approvals to conduct and complete the proposed asset sale and other statements regarding the success of our marketing efforts and our ability to commercialize KRYSTEXXA, market demand and our ability to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community, our plans in the European Union and the rest of the world, the potential for our entering into partnering or collaboration arrangements to commercially launch KRYSTEXXA in the European Union under the marketing authorization received from the European Commission and in the rest of the world, the ability of any partner we may have to gain market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community within their territory, market acceptance of reimbursement risks with third-party payors generally and in particular following price increase actions, the risk that the market for KRYSTEXXA in the United States, European Union and other regions is smaller than we have anticipated, our plans for the expansion of clinical utility for KRYSTEXXA, our ability to fund our operations, our reliance on third parties to market, distribute and sell KRYSTEXXA outside the United States, our reliance on third parties to manufacture KRYSTEXXA and our ability to meet the stringent regulatory requirements governing the biopharmaceutical industry.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in our forward-looking statements as a result of risks and uncertainties, including, among others, the potential adverse impact of the Chapter 11 Cases on our liquidity or results of operations, changes in our ability to meet financial obligations during the Chapter 11 process or to maintain contracts that are critical to our operations, the outcome or timing of the Chapter 11 process and the proposed asset sale (including the occurrence or likelihood of an auction), the effect of the Chapter 11 Cases or proposed asset sale on our relationships with third parties, regulatory authorities and employees, proceedings that may be brought by third parties in connection with the Chapter 11 process or the proposed asset sale, Bankruptcy Court approval or other conditions to the proposed asset sale and the timing or amount of any distributions to our stakeholders. We have included important factors in various cautionary statements in this report, including in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.

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

Executive Summary

We are a specialty biopharmaceutical company presently focused on commercializing KRYSTEXXA (pegloticase) in the United States. KRYSTEXXA is indicated in the United States for the treatment of chronic gout in adult patients refractory to conventional therapy, a condition that we refer to as refractory chronic gout, or RCG. RCG occurs in patients who have failed to normalize serum uric acid and whose signs and symptoms are inadequately controlled with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these drugs are contraindicated. KRYSTEXXA is not recommended for the treatment of asymptomatic hyperuricemia, an elevation of blood concentration of uric acid not associated with gout. The active pharmaceutical ingredient, or API, in KRYSTEXXA is a PEGylated uric acid specific enzyme that converts uric acid to allantoin, which is readily eliminated primarily through the kidney. We believe that treatment with KRYSTEXXA provides clinical benefits by dramatically decreasing uric acid in the blood and tissue deposits of urate.

We also sell and distribute, but do not actively market, branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. Additionally, we have a co-promotion agreement with Sobi for the co-promotion of Kineret ®, a treatment for rheumatoid arthritis, in the U.S.

We currently operate within one “Specialty Pharmaceutical” segment, which includes the sales and research and development of KRYSTEXXA, sales of Oxandrin and oxandrolone and co-promotion activities for Kineret.

Chapter 11 Cases

We have faced significant challenges to our business during the last several years, which has impeded our efforts to commercialize KRYSTEXXA and has contributed to a decline in our liquidity position. Commercializing KRYSTEXXA has been difficult and has required significant expenditures. Since the approval by the U.S. Food and Drug Administration, or FDA, of KRYSTEXXA in September 2010, we have devoted significant resources to building a sales force and infrastructure to market KRYSTEXXA, fulfill post-marketing commitments and conduct medical and clinical programs. Despite succeeding in achieving steady increases in KRYSTEXXA sales since its approval by the FDA and our best efforts, we have continued to operate at significant losses. Additionally, we have incurred a substantial amount of indebtedness, the repayment or refinancing of which at or prior to its scheduled maturity was uncertain. After conducting a rigorous assessment of a wide variety of strategic alternatives, our Board of Directors determined that a sale of our assets in bankruptcy represented the best way to maximize value for our stakeholders.

On October 14, 2013, we and our wholly owned subsidiary SPHI filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Cases are being jointly administered for procedural purposes under the caption “In re Savient Pharmaceuticals, Inc., et. al.” Case No. 13-12680. On October 14, 2013, the Board of Directors of SPIL and the Board of Directors of SIL, both wholly owned subsidiaries of ours, each passed a resolution recommending to us, as the sole shareholder of each, that it is advisable for both SPIL and SIL to be liquidated under the laws of Ireland, contingent upon Bankruptcy Court approval authorizing us to take such actions that may be necessary to effectuate the liquidation. On November 4, 2013, the Bankruptcy Court approved a motion authorizing us to take such actions necessary to liquidate SPIL and SIL under Irish law, however such liquidations have not yet commenced.

We and SPHI intend to continue operating our businesses in the ordinary course, taking into account our status as debtors-in-possession, as we seek to complete the sale of our assets. In general, as debtors-in-possession, we and SPHI are authorized under the applicable provisions of the Bankruptcy Code to continue as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court. At hearings held on October 16, 2013, the Bankruptcy Court granted our and SPHI’s “first day” motions for various relief designed to stabilize our operations and business relationships with employees, customers and others and entered orders granting authority to us to, among other things, pay certain pre-petition employee wages, salaries, benefits and other employee obligations, maintain certain customer programs, continue ordinary banking practices and use the cash collateral of the holders of our 2019 Notes to fund our operations. In addition, the Bankruptcy Court entered an order prohibiting utility companies from altering or discontinuing service on account of pre-petition invoices. The interim cash collateral order entered by the Bankruptcy Court on October 16, 2013 provided, among other things, that we and SPHI may use cash collateral of the holders of our 2019 Notes only for working capital, general corporate purposes and administrative costs incurred in the ordinary course of business, including in connection with the proposed asset sale process, and for adequate protection payments to the holders of our 2019 Notes since the cash collateral is subject to the security interests of such holders. On October 18, 2013, we paid $8.0 million to the holders of our 2019 Notes. We and SPHI intend to seek final relief from the Bankruptcy Court with respect to matters addressed by relevant “first day” motions at a hearing scheduled for November 20, 2013.

Further, on November 4, 2013, the Bankruptcy Court approved a motion authorizing us to take such actions necessary to liquidate SPIL under Irish law. As a result, we do not expect commercial availability of KRYSTEXXA in the EU in the near term, and during the Chapter 11 process, we will be focusing our efforts on the commercialization of KRYSTEXXA in the United States.

The commencement of the Chapter 11 Cases constituted an event of default under each of the 2018 Indenture and the 2019 Indenture. Under the terms of the 2018 Convertible Notes, upon commencement of the Chapter 11 Cases, the outstanding principal amount of, and accrued and unpaid interest on, the 2018 Convertible Notes became immediately due and payable. Under the terms of the 2019 Notes, upon commencement of the Chapter 11 Cases, the accreted principal balance of, and the accrued and unpaid interest on, the 2019 Notes became immediately due and payable. As of October 14, 2013, the 2018 Notes had an outstanding principal amount of $122.4 million and outstanding accrued and unpaid interest and the 2019 Notes had a contractual accreted principal balance of $145.4 million and outstanding accrued and unpaid interest. Under the Bankruptcy Code, the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to the events of default described above are stayed, under section 362 of the Bankruptcy Code.

On October 14, 2013, we and SPHI entered into an acquisition agreement with US WorldMeds and its subsidiary Sloan, pursuant to which Sloan agreed to acquire substantially all of our and SPHI’s assets and certain liabilities, for an aggregate purchase price of approximately $55.0 million, subject to certain adjustments.

The Acquisition Agreement is subject to a number of closing conditions, including the approval by the Bankruptcy Court in the Chapter 11 Cases commenced by us and SPHI; the absence of a governmental order or other legal prohibition related to the transaction; the accuracy of representations and warranties of the parties, subject to certain qualifications; and material compliance with the obligations set forth in the Acquisition Agreement.

The asset sale pursuant to the Acquisition Agreement is being conducted under the provisions of Section 363 of the Bankruptcy Code and is subject to bidding procedures approved by the Bankruptcy Court and receipt of higher or otherwise better bid(s) at auction. On November 4, 2013, the Bankruptcy Court entered an order which, among other things, approved the proposed bidding procedures for the sale of our and SPHI’s assets and the bid protections, including a break-up fee of $1.65 million and an expense reimbursement amount not to exceed $0.75 million in the event that the sale to Sloan is not consummated and subject to other requirements. The deadline for receipt of bids is December 6, 2013, and the auction and sale hearing are scheduled to occur on December 10 and 13, 2013, respectively.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. Further, a plan of reorganization or liquidation could or will materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the classifications or carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization or liquidation. In addition, under the Bankruptcy Code, the holders of the 2019 Notes as secured creditors are entitled to be paid in full before other creditors. The timing of the ultimate recovery to creditors and/or shareholders, if any, is uncertain. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. The aggregate purchase price of approximately $55.0 million offered by the stalking horse buyers in the proposed asset sale is significantly less than the accreted principal amount of our 2019 Notes.

A plan of reorganization or liquidation could result in holders of our capital stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan.

As a result of the Chapter 11 Cases, we and SPHI are periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, monthly operating reports and other financial information. Such materials will be prepared according to requirements of federal bankruptcy law. While they would accurately provide then-current information required under federal bankruptcy law, such materials will contain information that may be unconsolidated and will generally be unaudited and prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Accordingly, we believe that the substance and format of such materials do not allow meaningful comparison with our publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the SEC.

Most of our filings with the Bankruptcy Court are available to the public at the offices of the Clerk of the Bankruptcy Court or the Bankruptcy Court’s web site (http://www.deb.uscourts.gov) or may be obtained through private document retrieval services. We undertake no obligation to make any further public announcement or issue any update with respect to the documents filed with the Bankruptcy Court or any matters referred to therein.

Additional information about this process and proposed asset sale, as well as court filings and other documents related to the Chapter 11 proceedings, is available through our claims agent, the Garden City Group, at www.gcginc.com/cases/svnt or 866-297-1238. Information contained on, or that can be accessed through, such web site or the Bankruptcy Court’s web site is not part of this report.

Business Overview

KRYSTEXXA was approved for marketing by the FDA on September 14, 2010 and became commercially available in the United States by prescription on December 1, 2010, when we commenced sales and shipments to our network of specialty and wholesale distributors. On January 8, 2013, SPIL was granted a marketing authorization from the European Commission for KRYSTEXXA to be marketed in the European Union, or EU. At this time, we cannot estimate the timeline for commercial availability of KRYSTEXXA in the EU and the other regions around the world as we require partners or collaborators in order to commercialize the product in those regions. To date, our efforts to commercialize KRYSTEXXA in the EU have not resulted in a partnership or collaboration opportunity that is commercially viable. Additionally, on May 2, 2013, we received a Final Appraisal Determination from the National Institute for Health and Care Excellence, or NICE, of England, in which NICE did not recommend KRYSTEXXA for use by the National Health Service, or NHS, in England and Wales. NICE agrees that KRYSTEXXA is an effective agent for the treatment of chronic tophaceous gout when used under the approved guidelines for use, however, NICE found that KRYSTEXXA would not be a cost-effective use of NHS resources. Further, on November 4, 2013, the Bankruptcy Court approved a motion authorizing us to take such actions necessary to liquidate SPIL under Irish law. As a result, we do not expect commercial availability of KRYSTEXXA in the EU in the near term, and during the Chapter 11 process, we will be focusing our efforts on the commercialization of KRYSTEXXA in the United States.

In the first half of 2011, we completed what we refer to as the KRYSTEXXA Market Study in collaboration with a leading independent life science consulting firm. This comprehensive market research study, completed using both secondary data sources and primary market research, indicated that there are approximately 120,000 RCG patients in the United States, or approximately 4.2% of the overall annual treated gout population in the United States. However, through further work we determined that not all of these patients are engaged in the healthcare system and if engaged in the healthcare system, are not seeking treatment with Rheumatologists which is the physician specialty on whom we concentrate most of our commercial efforts. Additionally, we have estimated that only between 20,000 and 40,000 of the most severe RCG patients in the United States are being treated by the Rheumatologists that we currently target, and that, according to a follow-on study completed in June 2013, only approximately 9,000 of these patients are seen by Rheumatologists most likely to prescribe KRYSTEXXA.

Since the beginning of 2012, we increased the selling price of KRYSTEXXA by approximately 134% from the original list price of $2,300 per 8 mg vial to, most recently, $5,390 per 8 mg vial, effective May 17, 2013.

On July 9, 2012, we initiated a reorganization plan which includes organizational changes designed to improve our operational efficiencies while ensuring continued focus on the commercialization of KRYSTEXXA and the advancement of our clinical development programs. As part of the initiative, we decreased our work-force by approximately 35%, including vacancies, effective September 10, 2012. On May 13, 2013, we committed to a plan of termination pursuant to which 27 employees, or approximately 21% of the current workforce, were terminated. We incurred a charge of approximately $0.8 million against operations in the second quarter of 2013 for the cost of these terminations. On May 21, 2013, we initiated an additional reorganization plan that resulted from our reassessment of our domestic and international operation. As part of this plan, we initiated significant non-labor related cost savings initiatives across commercial, research and development and general and administrative functional areas. On September 15, 2013, we initiated another reorganization plan which focused primarily on non-labor cost savings but also included a termination plan for six additional employees. Additionally, during the second and third quarters of 2013, we also entered into severance arrangements with other former employees including our former President and CEO based on his resignation on June 18, 2013, and recorded additional severance charges of $2.1 million related to these severance arrangements.

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

Data from our open label long term extension trial was published in Annals of Rheumatic Disease on-line on November 10, 2012. This article provides key clinical data on patients who received KRYSTEXXA for up to an additional 30 months and is critical for clinicians to better understand the clinical benefits of long-term KRYSTEXXA use for their patients and how to manage possible side effects. Additionally, a review article on RCG and the use of pegloticase was published in the April 2012 issue of the International Journal of Clinical Rheumatology. Furthermore, an appraisal of the role of pegloticase in the management of gout was published in the 2012 issue of Open Access Rheumatology: Research and Reviews. Finally, a review article on the evaluation and treatment of gout as a chronic disease was published on-line in the journal Advances in Therapy in October 2012. This article describes the population with RCG and the role pegloticase plays in the treatment of this condition.

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

In November 2012, we presented eight posters related to KRYSTEXXA at the American College of Rheumatology, or ACR highlighting the long term efficacy and safety, as well as the Post-Marketing safety profile:

At the June 2013 EULAR meeting, two abstracts were presented highlighting the post-marketing safety data for KRYSTEXXA. At the October 2013 ACR meeting we presented 5 posters and 1 oral presentation, highlighting the use of KRYSTEXXA in dialysis patients and the lack of consistency in the application of treatment targets in the treatment of gout. At the November meeting of the American Society of Nephrology we presented a poster on the Pharmacokinetics and Pharmacodynamics of pegloticase in patients undergoing hemodialysis.

On January 1, 2012, KRYSTEXXA received a permanent J Code, which facilitates reimbursement to providers who treat patients suffering with RCG and who rely on Medicare and Medicaid. We were also awarded a contract from the VA, which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price of $2,300 per 8 mg vial. On May 17, 2013, we increased the list selling price of KRYSTEXXA to $5,390 per 8 mg vial and VA member patients now receive an approximate 71% discount to our list price. The VA has also recently issued a KRYSTEXXA monograph and criteria for use. In addition, KRYSTEXXA currently enjoys broad coverage for RCG patients through managed care and private payor organizations. Also, ACR published their treatment guidelines for gout and KRYSTEXXA was included in these guidelines. In six of nine case scenarios defined by ACR, KRYSTEXXA is considered an appropriate therapeutic option for treatment of refractory disease.

In June 2011, we implemented the KRYSTEXXA Patient Initiation Program, or KPIP, which provided RCG patients with two free doses of KRYSTEXXA. We believe that this initiative allows patients to begin therapy and experience the potential benefits of KRYSTEXXA with no or minimal out-of-pocket expense. In July 2013, the KPIP was terminated.

On January 8, 2013, SPIL was granted a marketing authorization from the European Commission for KRYSTEXXA in the EU for the treatment of severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. As we have no infrastructure in the EU that is capable of handling the commercial launch and distribution of KRYSTEXXA, we had been pursuing an examination of various collaboration and partnership opportunities for the commercial launch and distribution of KRYSTEXXA in the EU. Identifying commercially viable EU collaboration and partnering opportunities has proved to be challenging, however. Potential collaborators and partners have had difficulty assessing the potential market size in the EU, given the slower than originally projected commercial uptake in the United States. Additionally, the cost and infrastructure commitment needed to complete the post marketing commitment clinical trials and the uncertainties surrounding the indicated potential price per vial in the member countries of the EU also added complications to these discussions. On November 4, 2013, in connection with the Chapter 11 Cases, the Bankruptcy Court approved a motion authorizing us to take such actions necessary to liquidate SPIL under Irish law. As a result, during the pendency of the Chapter 11 process, we do not expect to commercialize KRYSTEXXA in the EU and will instead be focusing our efforts on commercializing KRYSTEXXA in the United States. Given the above developments relating to KRYSTEXXA in Europe, we have significantly moderated our expenditures in the region.

As part of the marketing authorization received from the European Commission on January 8, 2013, we are responsible for certain post-marketing commitment clinical trials primarily designed to further examine the safety of KRYSTEXXA. The post-marketing commitment clinical trials required under the marketing authorization are estimated to cost between $25 million and $30 million over a period of approximately five years. However, because we do not have a viable opportunity to commercialize KRYSTEXXA in the EU, and given our lack of capital resources and infrastructure in the EU, on May 28, 2013 we informed the Committee for Medicinal Products for Human Use, or CHMP, that some of the commitments would not commence until KRYSTEXXA is commercialized in the EU. On October 15, 2013, in connection with the Chapter 11 Cases and the anticipated liquidation of SPIL, we informed the European Medicines Agency, or EMA, that all post approval activities were suspended until further notice.

In addition to KRYSTEXXA, we also sell and distribute branded and generic versions of oxandrolone, a drug used to promote weight gain following involuntary weight loss. We launched our authorized generic version of oxandrolone in December 2006 in response to the approval and launch of generic competition to our branded product, Oxandrin ®. The introduction of oxandrolone generics has led to significant decreases in demand for Oxandrin and our authorized generic version of oxandrolone. We do not actively market Oxandrin or oxandrolone. On October 1, 2013 we notified the FDA that we intend to exhaust the existing commercial inventory of Oxandrin by mid-2014 and at such time withdraw the New Drug Application, or NDA, for the product. We currently have inventory of Oxandrin 10.0mg and 2.5mg on hand to last through the third quarters of 2014 and 2015, respectively.

On February 19, 2013, we announced that we entered into an agreement with Sobi for the co-promotion of Kineret ® , a treatment for rheumatoid arthritis, in the U.S. Under the terms of the agreement, Sobi has granted to us the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. and we began to market and promote Kineret beginning April 1, 2013. We earn a co-promotion fee from this arrangement based upon fifty percent of incremental gross profit earned from Kineret in a year as compared to 2012 adjusted gross profit as the base year.

On May 9, 2012, certain holders of our 2018 Convertible Notes exchanged approximately $108.0 million (principal amount) of such notes for Units, comprised of 2019 Notes, having a principal amount upon full accretion equivalent to the principal amount of the corresponding exchanged 2018 Convertible Notes, and warrants to purchase approximately 4.0 million shares of our common stock at an exercise price of $1.863 per share. Simultaneously, the holders of the 2018 Convertible Notes which were exchanged also purchased additional Units, comprised of 2019 Notes and warrants, the aggregate purchase price of which was $46.8 million. The principal amount of the 2019 Notes issued upon the exchange of the 2018 Convertible Notes, plus the 2019 Notes issued to the holders upon purchase of the additional Units, is approximately $170.9 million. The 2019 Notes were recorded at a 26.22% discount to par. In addition to the accretion of principal, the 2019 Notes have a cash coupon interest rate of 3% in the first three years and a cash coupon interest rate of 12% per year thereafter until their maturity date. By their terms, the 2019 Notes would have reached their fully accreted principal amount on May 9, 2015, and would have matured on May 9, 2019. The 2019 Notes are secured by substantially all of our assets and by the assets and securities of certain of our subsidiaries. We received net cash proceeds after expenses from this financing transaction of $42.6 million.

Recent Changes in our Senior Management

On June 18, 2013, our board of directors formed an Office of the President, consisting of Richard Crowley, who is serving as Co-President and Chief Operating Officer, John P. Hamill, who is serving as Co-President and Chief Financial Officer and Philip K. Yachmetz who is serving as Co-President and Chief Business Officer, upon the departure of Louis Ferrari, who resigned as President, Chief Executive Officer and director on the same day.

Results of Operations

For nine-month period ended September 30, 2013, our operating results were substantially driven by expenses related to the commercialization of KRYSTEXXA. Our net revenues of $17.9 million for the nine-month period ended were derived primarily from product sales of KRYSTEXXA.

The following table summarizes net product sales and co-promotion revenue and their percentage of total revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(In thousands)
KRYSTEXXA	$6,841	104.2%	$4,502	91.6%	$17,325	96.7%	$11,567	88.5%
Oxandrolone	88	1.3%	211	4.3%	365	2.0%	1,177	9.0%
Oxandrin	20	0.3%	203	4.1%	231	1.3%	332	2.5%

Product sales, net	6,949	105.8%	$4,916	100.0%	17,921	100.0%	$13,076	100.0%
Co-promotion revenues	(382)	-5.8%	—	—%	—	—%	—	—%

Total Revenues	$6,567	100.0%	$4,916	100.0%	$17,921	100.0%	$13,076	100.0%

The following table summarizes our costs and expenses and indicates the significance of selling, general and administrative costs related to our commercialization of KRYSTEXXA, as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(In thousands)
Cost of goods sold	$1,419	7.1%	$4,222	13.4%	$7,007	9.9%	$12,669	12.0%
Research and development	4,147	20.9%	6,796	21.6%	16,307	23.1%	20,747	19.7%
Selling, general and administrative	14,320	72.0%	20,427	65.0%	47,283	67.0%	72,006	68.3%

Total costs and expenses	$19,886	100.0%	$31,445	100.0%	$70,597	100.0%	$105,422	100.0%

Results of Operations for the Three-Month Periods Ended September 30, 2013 and September 30, 2012

Revenues

Total net revenues increased $1.7 million, or 34%, to $6.6 million for the three-month period ended September 30, 2013, from $4.9 million for the three-month period ended September 30, 2012, primarily driven by higher KRYSTEXXA net sales.

KRYSTEXXA net sales increased $2.3 million, or 52%, to $6.8 million for the three-month period ended September 30, 2013, from $4.5 million for the three-month period ended September 30, 2012. The increase in KRYSTEXXA net sales is substantially due to the impact of our price increases for the product and to a lesser extent, an increase in year over year sales volume. Since the beginning of 2012, we increased the selling price of KRYSTEXXA by approximately 134% from the original list price of $2,300 per 8 mg vial to $5,390 per 8 mg vial, effective May 17, 2013. We recorded revenue related to 2,092 vials and 1,982 vials of KRYSTEXXA during the three-month periods ended September 30, 2013 and 2012, respectively, an increase of 6% year-over-year. In addition, we recorded revenue related to 2,058 vials, 1,624 vials and 1,987 vials of KRYSTEXXA during the three-month periods ended June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

Sales of Oxandrin and our authorized generic version of Oxandrin, oxandrolone, decreased $0.3 million, or 74%, to $0.1 million for the three-month period ended September 30, 2013, from $0.4 million for the three-month period ended September 30, 2012. We are not actively marketing these products. On October 1, 2013 we notified the FDA that we intend to exhaust the existing commercial inventory of Oxandrin by mid-2014 and at such time withdraw the NDA for the product.

Co-promotion revenue reflects revenue from Kineret based our agreement with Sobi, in the first quarter of 2013, through which Sobi has granted to us the exclusive right to co-promote the sale of Kineret with Sobi in the U.S. We began marketing and promoting Kineret on April 1, 2013. Under the terms of the agreement, we earn a co-promotion fee from this arrangement based upon fifty percent of incremental gross profit earned from Kineret in a year as compared to 2012 adjusted gross profit as the base year. Pursuant to the terms of the agreement, the fee is subject to adjustment by Sobi if we fail to meet certain prescribed minimum Kineret product presentation requirements in a given sales quarter. These performance-related adjustments may reflect changes in estimates or data reconciliation differences that pertain to the co-promotion fee. Accordingly, during the third quarter of 2013, we reversed $0.4 million of revenue that was recorded in the second quarter of 2013 as a result of an adjustment by Sobi to the baseline year net sales amount to incorporate certain price increases.

Cost of goods sold

Cost of goods sold decreased $2.8 million, or 66%, to $1.4 million for the three-month period ended September 30, 2013, from $4.2 million for the three-month period ended September 30, 2012. The decrease is primarily due to a $2.8 million charge against operations for the three-month period ended September 30, 2012, primarily related to in process and finished goods KRYSTEXXA inventory that we did not believe we will be able to sell through to commerce, prior to expiration. A portion of the charge also related to certain future minimum purchase commitments of raw material for use in manufacturing of KRYSTEXXA finished product that we did not believe will be required based upon future estimated production levels.

Research and development expenses

Research and development expenses decreased $2.7 million, or 39%, to $4.1 million for the three-month period ended September 30, 2013, from $6.8 million for the three-month period ended September 30, 2012. The decrease is primarily due to lower expenses related to the timing of incurring post marketing commitment costs for KRYSTEXXA in the U.S. In addition, as a part of our efforts to reassess and re-evaluate our overall cost structure, and to identify significant additional expense reductions, we significantly decreased spending related to medical education and information, publications and advisory boards. The decrease also reflects lower compensation expenses resulting from headcount reductions resulting from our July 2012 reorganization plan and our more recent plan of termination in the second quarter of 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $6.1 million, or 30%, to $14.3 million for the three-month period ended September 30, 2013, from $20.4 million for the three-month period ended September 30, 2012. The decrease in expense is due to lower marketing, promotion and compensation costs, resulting from our July 2012 and May 2013 reorganization plans partially offset by an increase in expense of approximately $3.2 million in project costs related to our recent filing of a motion seeking authorization to pursue a sale process under Section 363 of the United States Code in the United States Bankruptcy Court.

Interest expense on Debt

Interest expense on our debt increased $0.6 million, or 8%, to $7.4 million for the three-month period ended September 30, 2013, from $6.8 million for the three-month period ended September 30, 2012, due to the non-cash interest on the higher accreted carrying values of our notes as the notes continue to accrete to their full face values. See note 7 to our consolidated financial statements for a further details on our notes. Interest expense for the three-month period ended September 30, 2013 reflects $2.7 million of coupon interest expense and $4.6 million of non-cash interest expense. Interest expense for the three-month period ended September 30, 2012, reflects $2.7 million of coupon interest expense and $4.1 million of non-cash interest expense.

Other income (expense), net

Other income (expense) reflects $0.2 million of income for the three month-period ended September 30, 2013 and $6.4 million of expense for the three-month period ended September 30, 2012, a change of $6.6 million from prior-to-period due to the mark-to-market valuation adjustment of our warrant liability as a result of the lower underlying price of our common stock.

Results of Operations for the Nine-Month Periods Ended September 30, 2013 and September 30, 2012

Revenues

Total net revenues increased $4.8 million, or 37%, to $17.9 million for the nine-month period ended September 30, 2013, from $13.1 million for the nine-month period ended September 30, 2012, primarily driven by higher KRYSTEXXA net sales.

KRYSTEXXA net sales increased $5.7 million, or 50%, to $17.3 million for the nine-month period ended September 30, 2013, from $11.6 million for the nine-month period ended September 30, 2012. The increase in KRYSTEXXA net sales is substantially due to the impact of our price increases for the product and to a lesser extent, an increase in year over year sales volume. Since the beginning of 2012, we increased the selling price of KRYSTEXXA by approximately 134% from the original list price of $2,300 per 8 mg vial to, $5,390 per 8 mg vial, effective May 17, 2013. We recorded revenue related to 5,774 vials and 5,369 vials of KRYSTEXXA during the nine-month periods ended September 30, 2013 and 2012, respectively, an increase of 8% year-over-year.

Sales of Oxandrin and our authorized generic version of Oxandrin, oxandrolone, decreased $0.9 million, or 61%, to $0.6 million for the nine-month period ended September 30, 2013, from $1.5 million for the nine-month period ended September 30, 2012. We are not actively marketing these products. On October 1, 2013 we notified the FDA that we intend to exhaust the existing commercial inventory of Oxandrin by mid-2014 and at such time withdraw the NDA for the product.

Cost of goods sold

Cost of goods sold decreased $5.7 million, or 45%, to $7.0 million for the nine-month period ended September 30, 2013, from $12.7 million for the nine-month period ended September 30, 2012. The decrease is primarily driven by the year-over-year variance related to charges for inventory obsolescence and raw materials commitments. For the nine-month periods ended September 30, 2013 and 2012, we recorded charges of $2.4 million and $7.8 million, respectively, against operations, resulting in a year-over-year decrease in cost of goods sold of $5.4 million, primarily related to in process and finished goods KRYSTEXXA inventory that we do not believe we will be able to sell through to commerce, prior to expiration. A portion of these charges relates to certain future minimum purchase commitments of raw material for use in manufacturing of KRYSTEXXA finished product that we do not believe will be required based upon future estimated production levels.

Research and development expenses

Research and development expenses decreased $4.4 million, or 21%, to $16.3 million for the nine-month period ended September 30, 2013, from $20.7 million for the nine-month period ended September 30, 2012. The decrease is primarily due to lower expenses related to the timing of incurring post marketing commitment costs for KRYSTEXXA in the U.S. In addition, as a part of our efforts to reassess and re-evaluate our overall cost structure, and to identify significant additional expense reductions we significantly decreased spending related to medical education and information, publications and advisory boards. The decrease also reflects lower compensation expenses resulting from headcount reductions resulting from our July 2012 and May 2013 reorganization plans.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $24.7 million, or 34%, to $47.3 million for the nine-month period ended September 30, 2013, from $72.0 million for the nine-month period ended September 30, 2012. The decrease in expense is due to lower marketing, promotion and compensation costs, resulting from our July 2012 and May 2013 reorganization plans partially offset by approximately $6.9 million in higher project expenses related to our recent filing of a motion seeking authorization to pursue a sale process under Section 363 of the United States Code in the United States Bankruptcy Court.

Interest expense on debt

Interest expense on our debt increased $4.7 million, or 28%, to $21.7 million for the nine-month period ended September 30, 2013, from $17.0 million for the nine-month period ended September 30, 2012, as a result of additional interest due on our 2019 Notes, which were issued on May 9, 2012. Interest expense for the nine-month period ended September 30, 2013 reflects $8.2 million of coupon interest expense and $13.5 million of non-cash interest expense. Interest expense for the nine-month period ended September 30, 2012 reflects $8.1 million of coupon interest expense and $8.9 million of non-cash interest expense.

Gain on extinguishment of debt

On May 9, 2012, we completed the closing of transactions contemplated by certain Exchange and Purchase Agreements, dated May 7, 2012, between us and certain holders of our 2018 Convertible Notes. Pursuant to the terms of the Exchange and Purchase Agreements, the Holders exchanged their 2018 Convertible Notes, having an aggregate outstanding principal amount equal to approximately $108.0 million, for Units comprised of the new 2019 Notes, having an equivalent aggregate principal amount at maturity, and warrants to purchase an aggregate of 4.0 million shares of our common stock at an exercise price equal to $1.863 per share. The Holders also agreed to purchase simultaneously, additional Units, the aggregate purchase price of which resulted in net proceeds to us of approximately $42.6 million. The aggregate principal amount at maturity of the 2019 Notes issued upon the exchange of the 2018 Convertible Notes plus the 2019 Notes issued to the Holders upon purchase of the additional Units is approximately $170.9 million. In accordance with the authoritative accounting guidance described more fully in Note 7 to our consolidated financial statements, we recorded a gain of approximately $21.8 million upon the extinguishment of debt for the nine-month period ended September 30, 2012 as a result of exchanging a significant portion of the 2018 Convertible Notes for the 2019 Notes that were issued at a discount. The gain arose as the fair value of the 2018 Convertible Notes was less than its carrying value at the time of the transaction.

Other income, net

Other income (expense) reflects $1.7 million of income for the nine month-period ended September 30, 2013 and $2.9 of expense for the nine-month period ended September 30, 2012, a change of $4.6 million from prior-to-period substantially due to the mark-to-market valuation adjustment of our warrant liability as a result of the lower underlying price of our common stock.

Income tax benefit

For the nine-month period ended September 30, 2013, we recognized a $2.2 million state income tax benefit as a result of proceeds from the sale of $2.4 million of New Jersey net operating losses through the Technology Business Certificate Transfer Program, sponsored by the New Jersey Economic Development Authority.

Liquidity and Capital Resources

At September 30, 2013, we had $34.6 million in cash, cash equivalents and short-term investments as compared to $96.3 million at December 31, 2012 and $51.5 million at June 30, 2013. The decrease in these balances was primarily attributable to the loss from our operations coupled with professional fees incurred related to our Chapter 11 bankruptcy filing. Prior to the Chapter 11 Cases, we satisfied our cash requirements primarily through equity and debt offerings, product sales and the divestiture of assets that were not core to our strategic business plan. We primarily invest our cash equivalents and short-term investments in highly liquid, interest-bearing, U.S. Treasury money market funds and bank certificates of deposit in order to preserve principal.

In February 2011, we completed the sale of $230 million aggregate principal amount of 2018 Convertible Notes. Additionally, on May 9, 2012, certain holders of our 2018 Convertible Notes exchanged approximately $108.0 million (principal amount) of such notes for Units, comprised of 2019 Notes, having a principal amount upon full accretion equivalent to the principal amount of the corresponding exchanged 2018 Convertible Notes, and warrants to purchase approximately 4.0 million shares of our common stock at an exercise price of $1.863 per share. Simultaneously, the holders of the 2018 Convertible Notes which were exchanged also purchased additional Units, comprised of 2019 Notes and warrants, the aggregate purchase price of which was $46.8 million. The principal amount of the 2019 Notes issued upon the exchange of the 2018 Convertible Notes, plus the 2019 Notes issued to the holders upon purchase of the additional Units, is approximately $170.9 million. By their terms, the 2019 Notes would have reached their fully accreted principal amount on May 9, 2015, and would have matured on May 9, 2019. The 2019 Notes are secured by a first priority security interest in and liens on certain of our and our subsidiaries’ assets and properties, and have a cash coupon of 3% per year in the first three years and 12% per year thereafter until their maturity date. We currently have an aggregate of $293.4 million of indebtedness, which by the respective terms of such indebtedness, would have matured during 2018-2019.

Cash Flows

Cash used in operating activities for the nine-month period ended September 30, 2013 was $62.0 million, which substantially reflects our net loss for the period and non-cash activity resulting from the mark-to-market valuation adjustment to our warrant liability partially offset by non-cash charges for the accretion of the debt discount, stock compensation expense and inventory obsolescence. Cash provided by investing activities of $40.5 million for the nine-month period ended September 30, 2013 reflects the maturities of held-to-maturity securities consisting of bank certificates of deposit, which we used to fund our operations. Cash provided by financing activities of $0.1 million for the nine-month period ended September 30, 2013 reflects cash proceeds received from the issuance of shares from our employee stock purchase plan.

Cash used in operating activities for the nine-month period ended September 30, 2012 was $94.6 million, which substantially reflects our net loss for the period and the non-cash activity resulting from the gain on extinguishment of debt and the mark-to-market valuation adjustment to our warrant liability. Cash provided by investing activities of $5.7 million for the nine-month period ended September 30, 2012 reflects the maturities of held-to-maturity securities consisting of bank certificates of deposit, which we used to fund our operations. Cash provided by financing activities of $43.1 million for the nine-month period ended September 30, 2012 primarily reflects cash proceeds received from our May 2012 debt exchange financing transaction for our 2019 Notes.

Liquidity and Bankruptcy

On October 14, 2013, we and SPHI filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Also on October 14, 2013, we and SPHI entered into the Acquisition Agreement, pursuant to which Sloan agreed to acquire substantially all of our and SPHI’s assets and certain liabilities for an aggregate purchase price of approximately $55 million, subject to certain adjustments.

We continue to operate our business in the ordinary course, taking into account our status as debtors in possession, as we seek to complete the sale of our assets. We have obtained the necessary relief from the Bankruptcy Court to pay certain claims of employees and other claims in accordance with their existing business terms. As a result of the Chapter 11 Cases and the circumstances leading to the Chapter 11 Cases described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs.

During the pendency of the Chapter 11 Cases, we expect our primary source of liquidity will be cash on hand and cash flows from operations. On October 14, 2013, the date of the Chapter 11 Cases, we had approximately $27.5 million in cash and cash equivalents on hand. The interim cash collateral order entered by the Bankruptcy Court on October 16, 2013 provided, among other things, that we and SPHI may use cash collateral of the holders of the 2019 Notes only for working capital, general corporate purposes and administrative costs incurred in the ordinary course of business, including in connection with the proposed asset sale process, and for adequate protection payments to the holders of the 2019 Notes since the cash collateral is subject to the security interests of such holders. On October 18, 2013, we paid $8.0 million to the holders of the 2019 Notes. While cash on hand together with cash generated from operations, to the extent available to us under the interim cash collateral order, are expected to be sufficient to fund our ongoing operations taking into account our status as debtors-in-possession, there can be no assurance that we will be able to continue to have access to the cash collateral and we cannot assure you that such amounts will be sufficient to fund our operations during the pendency of the Chapter 11 process.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2013 for debt, operating leases, purchase obligations, acquisitions and other liabilities. Our current contractual obligations are subject to re-evaluation in connection with the Chapter 11 Cases. As a result, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations	$293,382	$—	$—	$122,441	$170,941
Interest on long-term debt obligations	115,497	10,944	43,311	48,780	12,462
Post marketing commitments(1)	18,014	3,914	10,600	3,500	—
Purchase commitment obligations(2)	22,052	18,628	1,422	2,002	—
Operating lease obligations	13,129	1,414	2,884	2,981	5,850
Capital lease obligations	188	60	128	—	—
Other commitments(3)	4,075	3,653	422	—	—

Total	$466,337	$38,613	$58,767	$179,704	$189,253

We may assume, assume and assign or reject certain executory contracts and unexpired leases pursuant to the Bankruptcy Code. As a result, we anticipate that our obligations as currently detailed in the above table may change significantly in the future. Furthermore, we believe this information may not be useful to investors and could be misleading if read in isolation.

(1)	Post marketing commitments represents our current cost estimates for our U.S. post marketing commitments to the FDA. Our U.S. post marketing commitments are primarily related to our U.S. patient observation study. We have excluded the costs of the EU post marketing commitments from the table, given that on October 15, 2013, in connection with the Chapter 11 Cases and the anticipated liquidation of SPIL, we informed the EMA that all post approval activities were suspended until further notice. The cost of the EU post marketing commitments is estimated to range between $25 million and $30 million for duration of approximately five years through 2018, assuming work related to these commitments commences in 2013.
(2)	Purchase commitment obligations represent our estimated contractually obligated minimum purchase requirements based on what we expect to pay pursuant to agreements in place with third parties. Our obligation to pay certain of these amounts may be reduced or eliminated based on future events.
(3)	Other commitments reflects the following severance and employee retention arrangements:

i.	During the three and nine-month periods ended September 30, 2013, as part of our efforts to reassess and re-evaluate our overall cost structure and to identify significant additional expense reductions, we committed to two separate plans of termination pursuant to which we reduced our workforce by 33 employees. During the three and nine month-periods ended September 30, 2013, we also entered into severance arrangements with other former employees and senior officers including our former President and CEO based on his resignation on June 18, 2013, and recorded additional severance charges of $2.1 million related to these severance arrangements for nine-month periods ended September 30, 2013. The amounts included as a component of other commitments in the above table of $2.1 million, reflect the remaining severance payments pursuant to these agreements.

ii.	In addition, in order to secure the retention of our senior executives key to the successful operations of our company and to prevent any disruption to the strategic development of our business, we granted cash and stock retention awards to our senior executives in 2012 which vest as to 50% of the award on specific dates over a two-year period. Our potential commitment, if all of the executives are employed at the time of vesting, is $0.5 million in cash payments during the first quarter of 2014, which is included in the above table as a component of other commitments.

iii.	During the third quarter of 2013 we also entered into Incentive Bonus Agreements to retain each of our three Co-Presidents and other key employees to provide for a one-time incentive payment of $0.2 million to each Co-President and incentive payments in two equal installments to the other key employees. The amounts included in other commitments in the above table reflect the one-time payment to the Co-Presidents and the second installment of $0.5 million to the other key employees, which was paid in October of 2013.

iv.	Also included as a component of other commitments in the above table are accrued retention payments of $0.4 million, which reflects our best estimate of the earned portion of retention incentives granted to our sales force in the third quarter of 2013. The retention payments are to be paid in two equal installments of $0.6 million each in January of 2014 and July of 2014.

Excluded from the above table are employment agreements with five senior officers. Under these agreements, we have committed to total aggregate base compensation per year of approximately $1.9 million plus other benefits and bonuses. These employment agreements generally have an initial-term of three years and are automatically renewed thereafter for successive one-year periods unless either party gives the other notice of non-renewal.

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

For a discussion of our critical accounting estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations “in our 2012 Annual Report on Form 10-K filed with the SEC, on April 1, 2013. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2012.

Accounting Pronouncements

During the quarter ended September 30, 2013, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed our Annual Report on Form 10-K for the year ended December 31, 2012, that materially affect our present or future results of operations, overall financial condition, liquidity or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. To date, our exposure to market risk has been limited. We do not currently hedge any market risk, nor do we hold or issue any derivative financial instruments for trading or other speculative purposes.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 30, 2012, a creditor derivative action complaint was filed by one of the holders of our 2018 Convertible Notes, Tang Capital Partners, LP, against us as a nominal defendant, our current directors and one former director in the Court of Chancery of the State of Delaware. On May 21, 2012, Tang Capital amended its complaint to add additional claims and plaintiffs. On June 29, 2012, the plaintiffs amended their complaint for a second time to add claims against us relating to an alleged event of default under the 2018 Indenture, which governs the 2018 Convertible Notes. Plaintiffs also added the indenture trustee as a defendant and asserted a claim for appointment of a successor trustee. In addition to asserting derivative claims alleging breach of fiduciary duty, the complaints allege that we are insolvent, and seek the appointment of a receiver. We filed a motion to dismiss the receiver claim on the grounds that the noteholders lacked standing to bring that claim and also moved for entry of summary judgment that an event of default has not occurred under the 2018 Convertible Notes. On July 27, 2012, the Delaware Court of Chancery issued a memorandum opinion granting both of our motions. Specifically, the Court determined that the plaintiffs lacked standing to bring an action to appoint a receiver for us and that no event of default had occurred under the 2018 Indenture. We and the director defendants also moved to dismiss the remaining claims in the June 29 complaint. Briefing is complete and the Court of Chancery held oral argument on the motion to dismiss on March 27, 2013. While that motion was sub judice, on June 26, 2013, plaintiffs filed a motion seeking entry of a partial final judgment of that portion of the Court of Chancery’s July 27, 2012 memorandum opinion dismissing plaintiffs’ claim for appointment of a receiver in order to seek an appeal in the Delaware Supreme Court. In a letter opinion issued on July 12, 2013, the Court of Chancery directed entry of partial final judgment on that limited issue and further stayed a ruling on our motion to dismiss the remaining claims pending resolution of any appeal. Specifically, the Court of Chancery permitted plaintiffs to appeal the July 27, 2013 memorandum opinion so that the Delaware Supreme Court could decide the issue with the appeal in another indenture case, Quadrant Structured Prods. Co, LTD v. Vertin, No. 338, 2012 (Del.), or the Quadrant appeal. On July 17, 2013, the Court of Chancery entered an order and partial final judgment. Plaintiffs filed a Notice of Appeal in the Delaware Supreme Court on July 19, 2013. Plaintiffs filed their opening appellate brief on September 3, 2013. On October 16, 2013, we filed a Suggestion of Bankruptcy and Imposition of Automatic Stay with the Delaware Supreme Court and the Delaware Court of Chancery to provide notice that, pursuant to section 362 of the Bankruptcy Code, judicial proceedings are stayed upon filing of the petition for relief under the Bankruptcy Code. Our and the director defendants’ appellee answering brief was filed on October 18, 2013. On June 8, 2012, we filed a cross-complaint against Tang Capital, which it later amended on August 31, 2012. Our amended complaint alleges a claim for breach of a non-disclosure agreement between us and Tang Capital and for tortious interference with our business and contractual relations. Our amended complaint remains outstanding.

From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in significant expenditure of our financial and managerial resources.

For a discussion of our Chapter 11 Cases and related proceedings, see Note 15 to our consolidated financial statements and elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Cases” in Part I, Item 2.

ITEM 1A.	RISK FACTORS

The following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, and we have denoted with an asterisk (*) in the following discussion those risk factors that are materially revised. Many of the following risk factors relate to risks to our business arising outside the context of the Chapter 11 Cases and thus we cannot predict the relevance of any such risk factors or the impact any of the described risks might have in the context of the Chapter 11 Cases. Such risk factors may not be useful to investors and could be misleading if read in isolation.

Risks relating to the Chapter 11 Cases

(*) We and SPHI filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code on October 14, 2013 and are subject to the risks and uncertainties associated with the Chapter 11 Cases and our efforts to sell our assets to a third party under Section 363 of the Bankruptcy Code.

For the duration of the Chapter 11 process, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy, which may affect our ability to complete a sale of our assets to a third party. These risks include:

•	our ability to meet our ongoing operational obligations during the pendency of the Chapter 11 process;

•	our ability to operate within the restrictions and the liquidity limitations of any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 Cases;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time, including that pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to motivate and retain key employees;

•	our ability to attract and retain customers; and

•	our ability to fund and execute our business plan.

We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans. We expect that in the Bankruptcy Cases, various claims may be asserted against us, and we cannot give any assurances that these claims will not have a material adverse effect on our financial condition, results of operations or the market price of our securities.

Additionally, the outcome and timing of the Court-supervised auction process relating to the proposed asset sale is uncertain. There can be no assurance that other potential purchasers will participate or that we will receive a bid that is higher or otherwise better than the offer made by US WorldMeds and Sloan. Furthermore, the Acquisition Agreement with US WorldMeds and Sloan is subject to a number of closing conditions, including:

•	approval by the Bankruptcy Court;

•	the absence of a governmental order or other legal prohibition related to the transaction contemplated by the Acquisition Agreement;

•	the accuracy of representations and warranties of the parties, subject to certain qualifications; and

•	material compliance with the obligations set forth in the Acquisition Agreement.

There can be no certainty that these closing conditions will be satisfied and that the asset sale contemplated by the Acquisition Agreement will be consummated.

(*) We have substantial liquidity needs and may be unable to continue to meet our operational obligations during the pendency of the Chapter 11 process.

The development and commercialization of pharmaceutical products requires substantial funds. Historically, our principal sources of liquidity have consisted of the proceeds from equity and debt offerings, product sales and the divestiture of assets that were not core to our strategic business plan. Most recently, in May 2012, we increased our cash position through the net proceeds received from the sale of Units comprised of our 2019 Notes and accompanying warrants and in February 2011 from the offer and sale of our 2018 Convertible Notes, a portion of which were exchanged by their holders for Units. We have been less successful in increasing our cash position in recent years through product sales of Oxandrin ® and our authorized generic Oxandrin brand equivalent product, oxandrolone, due to a substantial decline in sales. On October 1, 2013 we notified the FDA that we intend to exhaust the existing commercial inventory of Oxandrin by mid-2014 and at such time withdraw the product from the market.

Our future capital requirements will depend on many factors, including:

•	the cost of commercialization activities, including product marketing, sales and distribution,

•	the cost of clinical development activities, if any, directed to potential label expansion for KRYSTEXXA in the United States,

•	the cost and results of our post-approval commitments to the FDA (and to the European Commission, if we are not granted relief from such commitments), and

•	the cost of manufacturing activities.

We face significant uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs. Our liquidity and our ability to continue to meet our ongoing operational obligations is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the interim cash collateral order and any subsequent order entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; and (iv) the cost, duration and outcome of the Chapter 11 process. Under the interim cash collateral order entered by the Bankruptcy Court on October 16, 2013, among other things, we and SPHI may use cash collateral of the holders of the 2019 Notes only for working capital, general corporate purposes and administrative costs incurred in the ordinary course of business, including in connection with the proposed asset sale process, and for adequate protection payments to the holders of the 2019 Notes since the cash collateral is subject to the security interests of such holders. On October 18, 2013, we paid $8.0 million to the holders of the 2019 Notes.

(*) Our common stock may be cancelled and the holders of such common stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

Prior to the Chapter 11 Cases, the market price for our common stock was volatile and, following the Chapter 11 Cases, the price of our common stock has generally been less than $0.07 per share. In addition, our common stock was suspended from the NASDAQ Global Market pending delisting following the Chapter 11 Cases and currently trades over the counter. Accordingly, trading in our securities may be limited, and holders of such securities may not be able to resell their securities for their purchase price or at all.

Accordingly, trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of such securities. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders thereof in our Chapter 11 Cases. As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. The timing of the ultimate recovery to creditors and/or shareholders, if any, is uncertain. The aggregate purchase price of approximately $55 million offered by the stalking horse buyers in the proposed asset sale is significantly less than the accreted principal amount of our 2019 Notes.

A plan of reorganization or liquidation could result in holders of our capital stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan.

(*) Our financial results may be volatile and may not reflect historical trends.

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, contract terminations and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Chapter 11 Cases.

Risks relating to the commercialization and further development of KRYSTEXXA® and our ability to accomplish our future business objectives

(*) Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. Commercializing KRYSTEXXA in the United States is complex and requires substantial capital resources. If our U.S. commercialization strategy is unsuccessful, market acceptance of KRYSTEXXA may be harmed, and we will not achieve the revenues that we anticipate and may need additional funding.

Our business focuses primarily on the commercialization of KRYSTEXXA in the United States. We do not have any material assets other than KRYSTEXXA. As a result of our reliance on this single product and our exclusive focus on the U.S. market during the pendency of the Chapter 11 process, our near-term results and value as a company depend on our ability to execute our commercial strategy for KRYSTEXXA in the United States. The successful execution of our commercial strategy continues to be a complex and ongoing process and requires substantial capital resources. We have no prior experience commercializing a biologic drug product. If we are not successful in executing our commercialization strategy, market acceptance of KRYSTEXXA may be harmed and we will not achieve the revenues that we anticipate.

(*) During the pendency of the Chapter 11 process, we do not plan to commercially launch KRYSTEXXA in Europe or other markets and instead expect to commercialize KRYSTEXXA only in the United States. Furthermore, if we were to commercially launch KRYSTEXXA in Europe or other markets, we would not do so on our own and would seek to commercialize KRYSTEXXA in those regions through partnership opportunities, however, we could be unsuccessful in identifying such partnerships on favorable terms or consummating such partnerships. Accordingly, the maximum revenues we receive from KRYSTEXXA could be more limited.

On January 8, 2013, the European Commission approved the marketing authorization application for KRYSTEXXA as a treatment for severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose or for whom these medicines are contraindicated. However, as described elsewhere in this report, during the pendency of the Chapter 11 process, we do not plan to launch KRYSTEXXA in Europe or other markets and instead plan to commercialize KRYSTEXXA only in the United States. If we were to commercialize KRYSTEXXA in Europe or other markets we would not plan to launch KRYSTEXXA on our own but instead would expect to commercialize KRYSTEXXA through collaboration and partnership opportunities outside the United States. To date, identifying commercially viable EU collaboration and partnering opportunities has proved to be challenging. Potential collaborators and partners have had difficulty assessing the potential market size in the EU given the slower than originally projected commercial uptake in the United States. Additionally, the cost and infrastructure commitment needed to complete the EU post marketing commitment clinical trials and the uncertainties surrounding the indicated potential price per vial in the EU have also added complications to these discussions. As a result, at this time we cannot estimate the timeline for the consummation of a potential transaction for EU commercialization, if one can be consummated at all, and thus we also cannot estimate the timeline for commercial availability of KRYSTEXXA in the EU.

In addition, if we were to seek partnership opportunities to commercialize KRYSTEXXA outside of the United States, we would face significant competition in seeking appropriate partners and such arrangements, if consummated, might not be scientifically or commercially successful or we might not be able to enter into such partnerships on favorable terms. If we were unable to reach agreement with a development and commercialization partner on favorable terms, or if such an arrangement, should it exist, be terminated, our ability to develop, commercialize and market KRYSTEXXA outside of the United States could be harmed.

The success of any collaboration arrangement would depend heavily on the efforts and activities of any potential collaborator, who would have significant discretion in determining the efforts and resources that they would apply to such collaborations. The risks that we would face in connection with any collaborations, were they to exist, include the following:

•	the timing of the actual consummation of such a collaboration transaction and the potential that the only available terms for such a transaction could allocate a portion of the costs related to the post marketing commitments or the commercial launch of KRYSTEXXA in the EU to us,

•	our collaborator could fail to gain adequate market acceptance for KRYSTEXXA among physicians, patients, health care payors and others in the medical community within their territory and could fail to achieve anticipated revenues in those territories,

•	collaboration agreements are generally for fixed terms and subject to termination under various circumstances, including, in many cases, on short notice without cause,

•	any collaboration agreement would likely require that we not conduct specified types of research and development in the field that is the subject of the collaboration, which could have the effect of limiting the areas of research and development that we could pursue, either alone or in cooperation with third parties,

•	collaborators could develop and commercialize, either alone or with others, products and services that are similar to or competitive with our products that are the subject of the collaboration with us, and

•	collaborators could change the focus of their development and commercialization efforts.

Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in our industry. If we were to enter into a collaboration and should the collaborator be the subject of a merger or consolidation, the ability of KRYSTEXXA to reach its potential could be limited if such collaborator decreases or fails to increase spending related to any collaboration. Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations, should a collaboration exist, could adversely affect us financially as well as harm our business reputation.

Further, if we were to enter into collaborative arrangements for the commercialization of KRYSTEXXA in the EU and other foreign jurisdictions, it could also be time consuming, and might not be on terms favorable to us, if we were successful in entering into such arrangements at all. The commercialization of KRYSTEXXA outside the United States would subject us to additional risks, including:

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

These and other risks could materially adversely affect our ability to attain or sustain operations or collaborations in jurisdictions outside of the United States, should we seek to pursue such operations or collaborations.

(*) If we were to commercialize KRYSTEXXA outside of the United States, we or a partner would be required to obtain regulatory approvals and comply with local regulatory requirements. In such an instance, if we were to fail to achieve regulatory approval for KRYSTEXXA in other jurisdictions outside of the United States and the EU, or if regulatory approval in those jurisdictions were delayed, then the maximum revenues that we would receive from KRYSTEXXA could be more limited.

During the pendency of the Chapter 11 process, we do not plan to commercially launch KRYSTEXXA in Europe or other markets and instead expect to commercialize KRYSTEXXA only in the United States. However, were we to market KRYSTEXXA outside the United States, we would expect to do so only through commercially viable arrangements with partners or collaborators. In order to market KRYSTEXXA in these other foreign jurisdictions, we or our partner would be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The procedures for obtaining foreign marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks, and were we to seek to commercialize KRYSTEXXA outside of the United States, we might not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA and the EMA, does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. Were we to pursue commercialization of KRYSTEXXA outside of the United States, we would expect to do so through development and commercialization collaborations, pursuant to which third parties could be responsible for obtaining such foreign regulatory approvals. We and any such collaborator might not be able to file for regulatory approvals until after the completion of additional clinical studies and might not receive necessary approvals to commercialize KRYSTEXXA in any foreign market. If we were to fail to receive approval in these jurisdictions, or if such approvals would be delayed, we would not generate revenue from sales of KRYSTEXXA in these jurisdictions and the maximum revenues that we would receive from KRYSTEXXA could be more limited.

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

(*) If we were able to commercialize KRYSTEXXA in the EU, the commercial success of KRYSTEXXA in the EU would, in part, depend upon the pricing and reimbursement achieved and the number of patients placed on treatment. The number of patients placed on treatment would depend on many of the factors that also could affect the US market, including the degree of market acceptance by RCG patients, physicians, infusion site personnel and others in the medical community. Additionally, the lack of payor acceptance could adversely affect the market share and revenues.

There are many mechanisms in the EU at the national, regional and local levels that serve to present barriers to use of products. While, prior to commencement of the Chapter 11 Cases, we had advanced our development of pricing and reimbursement plans for the EU, particularly in the UK, Germany and France, each member state of the EU separately regulates the pricing and reimbursement of pharmaceutical products. Results in regards to pricing in the EU region and feedback received to date from the member state pricing authorities indicate a potential price per vial in the EU member states that is significantly below the current average selling price in the U.S. During the pendency of the Chapter 11 Cases, we intend to commercialize KRYSTEXXA exclusively in the United States. However, if we were to commercialize KRYSTEXXA in the EU and we failed to receive an appropriate price per vial or course of therapy for KRYSTEXXA, or if such pricing determinations were delayed or unreasonably conditioned, then our revenues could be harmed and our business could be materially harmed.

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

While the population of patients in the EU appears more restrictive than the U.S. labeling, we believe that it is in fact a similar patient population. We believe the majority of our potential patients are presently treated by the Rheumatologist in the hospital setting. To the extent that this assumption is wrong and that some of our potential patients are in fact treated by other hospital specialists and outside of the hospital setting, this may affect our ability to access these patients, were we to commercialize KRYSTEXXA in the EU, and thus reduce the forecasted market size.

If we were to commercialize KRYSTEXXA in the EU but had overestimated the market size for KRYSTEXXA or failed to effectively penetrate the existing market, we could incur significant unrecoverable costs from creating excess manufacturing capacity or commercial sales and marketing capabilities and commercial infrastructure, and our revenues would be lower than expected, possibly materially so. Alternatively, if we had underestimated the market size for KRYSTEXXA, we might not be able to manufacture sufficient quantities of KRYSTEXXA to enable us to realize full revenue potential from sales of KRYSTEXXA. Any of these results could materially harm our business.

The commercial success of KRYSTEXXA will depend upon the degree of its market acceptance by RCG patients, physicians, infusion site personnel, healthcare payors and others in the medical community. If KRYSTEXXA does not achieve an adequate level of market acceptance, our revenues will suffer.

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

Although a number of private managed care organizations and government payors have added medical benefits coverage for KRYSTEXXA, we are continuing to seek reimbursement arrangements with them and additional third-party payors. If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for KRYSTEXXA, our revenues will suffer.

Our future revenues will depend heavily upon the availability of adequate reimbursement for the use of KRYSTEXXA from government-funded and private third-party payors. Reimbursement by a third-party payor depends on a number of factors, including the third-party payor’s determination that use of a product is:

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

We were awarded a contract from the VA which covered KRYSTEXXA reimbursement for VA member patients as of April 1, 2011 at an approximate 24% discount to our original list selling price of $2,300 per 8 mg vial. On May 17, 2013, the list selling price of KRYSTEXXA was increased to $5,390 per 8 mg vial and VA member patients now receive an approximate 71% discount to our list price. We expect that this discount will increase contingent on price actions that we may take in the future. If we are unable to negotiate smaller discounts to the list price for KRYSTEXXA with other third-party payors, our revenues will be materially and adversely affected.

Even when a third-party payor determines that a product is generally eligible for reimbursement, third-party payors may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that may result in lower market acceptance, which would lower our revenues. Where third-party payors require substantial co-insurance or co-pay amounts, we subsidize these amounts for some economically disadvantaged patients, which reduces our profit margin on KRYSTEXXA for those patients. Some payors establish prior authorization programs and procedures requiring physicians to document several different parameters, which may impede patient access to therapy. Moreover, eligibility for coverage does not necessarily mean that KRYSTEXXA will be reimbursed in all cases or at a rate that allows us to sell KRYSTEXXA at a price adequate to cover our costs. If we are not able to obtain coverage and adequate reimbursement promptly from third-party payors for KRYSTEXXA, our ability to generate revenues will be compromised.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities and affect our revenues from sales of KRYSTEXXA.

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

(*) If we fail to comply with regulatory requirements or experience unanticipated problems with KRYSTEXXA, the product could be subject to restrictions and be withdrawn from the countries where it has been granted marketing approval and we may be subject to penalties, which would materially harm our business.

The marketing approval for KRYSTEXXA in the United States, along with the manufacturing processes, reporting of safety and adverse events, post-approval commitments, product labeling, advertising and promotional activities, and REMS program, are subject to continual requirements of, and review by, the FDA, including thorough inspections of third-party manufacturing and testing facilities. Similar requirements are in place for the EU approval, however, on October 15, 2013, in connection with the Chapter 11 Cases and the anticipated liquidation of SPIL, we informed the EMA that all post approval activities were suspended until further notice.

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

(*) We face substantial competition and our competitors may develop or commercialize alternative technologies or products more successfully than we do.

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

KRYSTEXXA is approved in the United States for the treatment of chronic gout in adult patients refractory to conventional therapies and recently was approved in the EU as a treatment for severe debilitating chronic tophaceous gout in adult patients who may also have erosive joint involvement and who have failed to normalize serum uric acid with xanthine oxidase inhibitors at the maximum medically appropriate dose for whom those medicines are contraindicated. By far, the most prevalent current treatment for gout is allopurinol, which can lower uric acid levels by inhibiting uric acid formation. Allopurinol is a generic and inexpensive treatment which has achieved widespread acceptance by payors, physicians and patients. A small number of patients with gout are treated with probenecid, which can lower uric acid levels by promoting excretion of uric acid. In addition, Uloric (febuxostat) was approved by the FDA in early 2009 for the chronic management of hyperuricemia in patients with gout. Febuxostat lowers uric acid levels by inhibiting uric acid formation through a similar mechanism of action as allopurinol. Although febuxostat is labeled for the chronic management of hyperuricemia in patients with gout, febuxostat is also used in patients who cannot tolerate allopurinol or where allopurinol is contraindicated. If patients are given febuxostat prior to treatment with KRYSTEXXA, the market demand for KRYSTEXXA may be affected. Each of these approved treatments is both less expensive than KRYSTEXXA and available as a pill. Pills are significantly more convenient for patients than KRYSTEXXA, which requires a visit to an infusion center, hospital or doctor’s office that has infusion capabilities. If KRYSTEXXA does not achieve an adequate level of market acceptance, our revenues may suffer. Were we to commercialize KRYSTEXXA in the EU, we would face competition from Benzbromorone as well as Allopurinol and Uloric.

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

(*) Foreign governments tend to impose strict price controls and U.S. importation laws may change, either of which could adversely affect our revenues.

In some foreign countries, particularly the member states of the EU and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take, at a minimum, an additional six to 12 months after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval for KRYSTEXXA in some countries, were we to commercialize KRYSTEXXA in those countries, we could be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. The conduct of such a clinical trial would be expensive and result in delays in commercialization of KRYSTEXXA in such markets. If reimbursement were unavailable or limited in scope or amount, or if pricing were set at unsatisfactory levels, our business could be adversely affected.

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

(*) As part of the European Commission’s approval of our marketing authorization for KRYSTEXXA, we are required to undertake post-marketing commitments, including certain clinical trials primarily focused on further examining safety aspects of treatment with KRYSTEXXA. These clinical studies are costly and are required to be conducted regardless of whether we pursue commercialization of KRYSTEXXA in the EU and thus may adversely affect our liquidity and financial condition. If we fail to conduct these post-marketing commitments, maintenance of our marketing authorization could be at risk and if lost this could have a material adverse effect on our business, financial condition and results of operations.

As part of our European Commission approval, in order to further evaluate additional safety data associated with the administration of KRYSTEXXA, we are required to conduct an observational trial in 500 patients treated with KRYSTEXXA for as long as they are on treatment plus three months post treatment with KRYSTEXXA. Additionally, we are required to perform a clinical study to verify the appropriate dosing in patients weighing greater than 100kg and a clinical study looking at an alternate dosing regimen which could reduce the frequency of gout flares seen with the onset of treatment with KRYSTEXXA. The cost of these post-marketing commitment clinical trials is estimated to be $25 to $30 million which would be incurred over a period of approximately five years. If we fail to conduct these post-marketing commitments or obtain modification or relief from these commitments from the European Commission, maintaining our marketing authorization for KRYSTEXXA in the EU could be at risk and if lost our business, financial condition and results of operations could be materially adversely affected.

As previously stated, during the pendency of the Chapter 11 process, we do not plan to launch KRYSTEXXA in Europe but instead intend to focus our commercialization efforts in the United States. On October 15, 2013, in connection with the Chapter 11 Cases and the anticipated liquidation of SPIL, we informed the EMA that all post approval activities were suspended until further notice.

Were we to launch KRYSTEXXA in Europe, we would not do so on our own but would instead pursue commercially viable collaboration and partnership opportunities in the EU, pursuant to the terms of which the cost of these post-marketing commitment clinical trials could either be absorbed by the partner or funded by payments that we receive. In that event, if we were unable to consummate a collaboration or partnership for the EU, or if such an arrangement, if one existed, was terminated, our ability to fund our post-marketing commitments could be harmed, or our liquidity and financial condition could be adversely affected.

(*) Were we to elect or be required to perform additional clinical trials for other indications or in support of applications for regulatory marketing approval of KRYSTEXXA in jurisdictions outside the United States and EU, these additional trials could be costly and could result in findings inconsistent with or contrary to the data from the clinical trials that supported our United States filings with the FDA, which could restrict our marketing approval of KRYSTEXXA.

Before obtaining regulatory approval for the sale of KRYSTEXXA in their respective jurisdictions, we would be required to provide foreign regulatory authorities with clinical data to demonstrate that KRYSTEXXA is safe and effective, were we to pursue such approval. Should we pursue such approval, we could also be required, or we could elect, to conduct additional clinical trials or pre-clinical animal studies for or in support of such applications for regulatory marketing approval in jurisdictions outside the United States and EU. In that event, regulatory authorities in jurisdictions outside the United States and EU could require us to submit data from supplemental clinical trials, or pre-clinical animal studies, in addition to data from the clinical trials that supported our United States filings with the FDA. Further, we could decide, or be required by regulators, to conduct additional clinical trials or testing of KRYSTEXXA following its approval in other jurisdictions, should such approval be sought and obtained. For example, we have made a post-approval commitment to the FDA that we will conduct the observational trial to further evaluate and identify any serious adverse events associated with the administration of KRYSTEXXA therapy. Finally, were we to seek to expand the clinical utility of KRYSTEXXA into populations beyond RCG, we might conduct additional clinical trials in connection with such efforts. Clinical trials of KRYSTEXXA, if conducted, would need to comply with the regulatory requirements of regulatory agencies in other countries. Clinical testing is expensive and difficult to design and implement. Clinical testing can also take many years to complete and the outcome of such testing is uncertain. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful and interim results of a clinical trial do not necessarily predict final results.

Any requirements to conduct supplemental trials would add to the cost of further developing KRYSTEXXA, and we might not be able to complete such supplemental trials, were we to pursue them. Additional trials could also produce findings that are inconsistent with the data results we have previously submitted to the FDA and EMA, in which case we would be obligated to report those findings to both. This could result in additional restrictions on the marketing approval of KRYSTEXXA, including new safety labeling. Inconsistent trial results could also lead to delays in obtaining marketing approval in the United States for other indications for KRYSTEXXA, if pursued, and could cause regulators to impose restrictive conditions on marketing approvals, including but not limited to the expansion of our REMS program to include distribution and use restrictions, and could even cause our marketing approval to be revoked. Any of these results could materially harm our business, impair our ability to generate revenues and adversely affect our liquidity.

(*) If we fail to retain senior management and key personnel, we may not be able to complete the development of or execute upon our commercial strategy for KRYSTEXXA.

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

Recruiting and retaining qualified scientific and commercial personnel, including clinical development, regulatory, sales and marketing executives and field personnel, is also critical to our success. We may not be able to retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel and based on our company profile. We also experience competition for the hiring of scientific personnel from universities and research institutions. If we fail to recruit and then retain these personnel, we may not be able to effectively pursue the development of and execute our commercial strategy for KRYSTEXXA.

Furthermore, operating during the Chapter 11 Cases will also make it more difficult to retain key personnel.

(*) If we were to expand our development and commercialization activities outside of the United States, we would be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and United Kingdom’s Bribery Act of 2010. If that were to occur, we could be subject to civil or criminal penalties that could have a material adverse effect on our business, financial condition and results of operations.

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

If we were to establish and expand our commercial operations and seek regulatory approvals outside of the United States, we would need to establish and expand business relationships with various third parties, such as consultants, advocacy groups and physicians, and we would interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who could be deemed to be foreign officials under the FCPA. Similarly, any such interactions with such third parties could be construed as creating potential liability under the UKBA. If our business practices outside the United States, if any, are found to be in violation of the FCPA or the UKBA, we could be subject to significant civil and criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We do not independently conduct clinical activities for KRYSTEXXA. We rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators to perform these activities, including the observational study for serious adverse events associated with the administration of KRYSTEXXA therapy that the FDA is requiring that we implement as part of its approval of KRYSTEXXA, any additional clinical trials that may be required in the future by the FDA or similar foreign regulatory bodies, and any other clinical studies that we may elect to conduct. We also will rely on these third parties to perform the post-approval non-clinical studies that the FDA is requiring us to conduct for KRYSTEXXA. We use multiple CROs to coordinate the efforts of our clinical investigators and to accumulate the results of our trials. Our reliance on these third parties for clinical activities and non-clinical studies reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial and in accordance with agreed upon deadlines. Moreover, the FDA requires us and third parties acting on our behalf to comply with good clinical practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.

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

Risks relating to intellectual property

(*) If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

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

The agreement requires us to pay to MVP and Duke quarterly royalty payments within 60 days after the end of each quarter based on KRYSTEXXA net sales made in that quarter by us. The royalty rate for a particular quarter ranges between 8% and 12% of net sales based on the amount of cumulative net sales made by us. Also under the agreement, for sales made by sub-licensees and not by us, we are required to pay royalties of 20% on any revenues or other consideration we receive from sub-licensees during any quarter. We record the royalty payments pursuant to the MVP and Duke agreement as a component of cost of goods sold in our consolidated statements of operations.

The agreement with MVP and Duke remains in effect, on a country-by-country basis, for the longer of 10 years from the date of first sale of KRYSTEXXA in such country or the date of expiration of the last-to-expire patent covered by the agreement in such country. The licensors may terminate the agreement with respect to the countries affected upon our material breach, if not cured within a specified period of time, immediately after our third or subsequent material breach of the agreement or our fraud, willful misconduct or illegal conduct. Upon a termination of the agreement in one or more countries, all intellectual property rights, regulatory applications and pre-clinical and clinical data conveyed to us by MVP and Duke under the agreement with respect to the terminated countries, revert to MVP and Duke and we are permitted to sell off any remaining inventory of KRYSTEXXA for such countries. On October 18, 2013, the expiry dating of KRYSTEXXA was updated and set at 36 months.

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

Risks relating to our results of operations.

(*) We have incurred operating losses since 2004 and we have incurred and anticipate that we will continue to incur substantial expenses in connection with our commercial launch of KRYSTEXXA in the United States, and, if pursued, any further development and efforts to obtain regulatory approval for KRYSTEXXA outside of the United States.

Our ability to generate revenues in the future depends on the successful commercialization and further development of KRYSTEXXA. We have incurred and expect to continue to incur significant expenditures in connection with the commercialization of KRYSTEXXA in the United States and, if pursued, any further development and efforts to seek regulatory approval for KRYSTEXXA outside of the United States.

We expect sales of Oxandrin and oxandrolone to continue to decrease and to cease by mid-2014, which may continue to harm our results of operations.

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

In addition, we no longer have an effective agreement with a third-party manufacturer to produce Oxandrin and oxandrolone tablets and therefore our ability to supply the market with Oxandrin and oxandrolone will be materially diminished and our existing market share will decrease. On October 1, 2013 we notified the FDA that we intend to exhaust the existing commercial inventory of Oxandrin by mid-2014 and at such time withdraw the NDA for the product.

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

Dated: November 14, 2013

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